Form 10-Q
period 2026-03-31
DentonX Inc
filed 2026-06-16
CIK 2093375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 333-294481

DentonX Inc.

(Exact name of registrant as specified in its charter)

Wyoming	39-4170349
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1999 Harrison Street, Suite 1800

Oakland, CA 94612

(Address of principal executive offices, including zip code)

+1 (925) 220-2187

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Not applicable

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

i

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of June 15, 2026, the registrant had 18,818,290 shares of common stock, $0.0001 par value per share, outstanding.

ii

TABLE OF CONTENTS

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial statements.

DentonX Inc.

Condensed Balance Sheets

As of March 31, 2026

	March 31, 2026	September 30, 2025
	(Unaudited)
Assets
Current Assets
Cash	$29,756	$359,981
Prepaid expense	18,500	40,000
Total Current Assets	48,256	399,981

Total Assets	$48,256	$399,981

Liabilities and Stockholders’ (Deficit)
Current Liabilities
Accounts payable	$9,179	$45
Due to related parties	1,367,394	232,285
SAFE liability	11,683	-
Total Current Liabilities	1,388,256	232,330

Total Liabilities	1,388,256	232,330

Stockholders’ Deficit
Common stock $0.0001 par value; 800,000,000 shares authorized; 18,789,173 and 9,789,900 shares issued and outstanding as of March 31, 2026, and September 30, 2025, respectively	1,879	979
Preferred stock $0.0001 par value; 200,000,000 shares authorized; nil shares issued	-	-
Subscription Receivable	-	(660)
Advances against issuance of shares	-	400,000
Additional Paid-in Capital	580,305	-
Stock Payable	11,498	-
Accumulated deficit	(1,933,682)	(232,668)
Total Stockholders’ Deficit	(1,340,000)	167,651

Total Liabilities and Stockholders’ (Deficit)	$48,256	$399,981

The accompanying notes are an integral part of these unaudited condensed financial statements.

DentonX Inc.

Condensed Statement of Operations and Comprehensive Loss

(Unaudited)

(Comparative not applicable - incorporated September 3, 2025)

	Three Months Ended March 31, 2026	Six Months Ended March 31, 2026

Operating Expenses
Legal and professional services (includes $859,560 for three months ended and $1,418,659 for six months ended in fees incurred with related parties)	$979,717	$1,572,691
Bank fees and service charges	255	501
Travel expense	-	6,300
Consulting	-	69,738
Business licenses	-	50,000
Total Operating Expenses	979,972	1,699,230

Loss from Operations	(979,972)	(1,699,230)

Other Income & (Expense)
Unrealized loss in fair value of SAFE liability	(1,683)	(1,683)
Interest income (expense) - net	(156)	(101)

Net Loss before Income Tax	(981,811)	(1,701,014)

Income taxes	-	-

Net Loss	$(981,811)	$(1,701,014)
Other comprehensive income (loss)	-	-
Comprehensive Loss	$(981,811)	$(1,701,014)

Basic and Diluted Weighted Average Shares Outstanding	18,789,173	16,102,435

Basic and Diluted Net Loss per Share	$(0.05)	$(0.11)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DentonX Inc.

Condensed Statements of Changes in Stockholders’ (Deficit) Equity

(Unaudited)

For the six months ended March 31, 2026

(Comparative not applicable - incorporated September 3, 2025)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Advance Against Issuance of Shares	Additional Paid-In- Capital	Stock Payable	Subscription Receivable	Accumulated Deficit	Total

As of October 1, 2025	9,789,900	$979	-	$-	$400,000	$-	$-	$(660)	$(232,668)	$167,651
Issuance of common stock for services received	2,599,273	260	-	-	-	180,945	-	-	-	181,205
Proceeds for common stock	-	-	-	-	-	-	-	660	-	660
Common stock issued against advances	6,400,000	640	-	-	(400,000)	399,360	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(719,203)	(719,203)
As of December 31, 2025	18,789,173	1,879	-	-	-	580,305	-	-	(951,871)	(369,687)
Stock payable for services received	-	-	-	-	-	-	11,498	-	-	11,498
Net loss	-	-	-	-	-	-	-	-	(981,811)	(981,811)
As of March 31, 2026	18,789,173	$1,879	-	$-	$-	$580,305	$11,498	$-	$(1,933,682)	$(1,340,000)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DentonX Inc.

Condensed Statements Of Cash Flows

(Unaudited)

	Six Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net Loss	$(1,701,014)	$-
Adjustments of non cash items to reconcile net loss to net cash used in operating activities:
Issuance of Common Stock against services	181,205	-
Stock payable for services received	11,498	-
Unrealized loss on fair value of SAFE liability	1,683	-
Net changes in operating assets and liabilities:
Due to Related Party	1,135,109	-
Prepaid Expense	21,500	-
Accounts payable	9,134	-
Net Cash Used in Operating Activities	(340,885)	-

Net Cash Flow from Financing Activities
Collection of Subscription Receivable	660	-
Proceeds from SAFE Agreement	10,000	-
Net Cash Provided by Financing Activities	10,660	-

CHANGE IN CASH	(330,225)	-
CASH AT BEGINNING OF PERIOD	359,981	-
CASH AT END OF PERIOD	$29,756	$-

Supplemental Cash Flow Information:
Cash paid for interest	-	-
Cash paid for income taxes	-	-

Supplemental Disclosure of Non-Cash Activities
Issuance of Common Stock against services	$181,205	$-
Increase in Stock payable for services received	$11,498	$-
Total Non-Cash Transactions	$192,703	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

DentonX Inc.

Notes to Financial Statements

(Unaudited)

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

DentonX Inc. (“DentonX” or “the Company”) was incorporated in the State of Wyoming on September 3, 2025. The Company provides end-to-end data infrastructure and automation tools that support modern lending ecosystems. DentonX’s platform enables non-bank lenders, financial institutions, and credit platforms to operate with greater speed, accuracy, and confidence, regardless of the complexity of their loan portfolios. The Company’s solutions integrate data management, workflow automation, and analytical capabilities to streamline lending operations, enhance decision-making, and improve operational efficiency. As a development-stage company, DentonX is currently focused on building its platform, developing technology solutions, and preparing for commercial deployment. The Company’s operations are designed to support scalable lending activities and provide advanced automation tools for financial services organizations.

Going Concern Consideration

The Company’s unaudited financial statements as of March 31, 2026, have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated losses as of March 31, 2026, totaling $1,933,682. These factors, among other, raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period. The company plans to raise capital through private placement or borrowing arrangements The Company is a development-stage enterprise and has commenced organizational, business development, fundraising, and platform development activities. The Company has not yet generated revenue from its planned operations and continues to devote substantially all of its efforts toward implementing its business strategy, developing its technology platform, establishing strategic partnerships, and raising capital. The Company has financed its activities through equity financing. Management expects to commence operations in the third quarter of 2026.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third-party equity and/or debt financing. Management estimates that a minimum of approximately $350,000 is required to maintain basic operations for at least the next 12 months, and up to approximately $1,300,000 to fully execute its current business plan including product development, marketing, and operational growth initiatives. Subsequent to the quarter ended March 31, 2026, company entered into a Strategic agreement with Mr. Ianleong Tam and under this agreement company received aggregate $245,000 investment in April and May 2026. It has already been disclosed in “Note-6 Contingencies and Liabilities” and in section of Management Discussion and Analysis under “Plan of operations” as “Strategic Agreement” These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on May 1, 2026.

DentonX Inc.

Notes to Financial Statements

(Unaudited)

The Company was incorporated on September 3, 2025; accordingly, no comparative period activity existed for the three months and six months ended March 31, 2025, so such comparative column or table was not included in Statement of Operations and Comprehensive loss, Statement of Cashflows and Statements of Changes in Stockholders’ (Deficit) Equity.

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. GAAP for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the six months ended March 31, 2026 are not necessarily indicative of the operating results that may be expected for the year ending September 30, 2026 or any future interim period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Liquidity and Capital Resources Note

As of March 31, 2026, the Company had cash of $29,756 and working capital of $(1,340,000).

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern,” as of March 31, 2026, the Company does believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company does not raise sufficient capital to meet its business objectives, the Company has insufficient funds available to operate its business over the next twelve months.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and demand deposits with financial institutions, as well as all highly liquid investments with original maturities of three months or less at the time of purchase. Cash and cash equivalents are carried at cost, which approximates fair value. The Company maintains its cash balances at financial institutions, which at times may exceed federally insured limits; however, management does not believe the Company is exposed to significant credit risk related to these balances.

The Federal Deposit Insurance Corporation (“FDIC”) insures deposits up to $250,000 per depositor, per insured bank. As of March 31, 2026, the Company maintained cash and cash equivalents totaling $29,756. The Company’s cash balances did not exceed FDIC insurance limits as of that date.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, prepaid expenses, accounts payable, accrued expenses, and other current liabilities including SAFE Liability. The carrying amounts of these financial instruments approximate their fair values due to their short-term maturity. The Company holds SAFE Liability as a financial instruments that is required to be measured at fair value on a recurring basis. ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value:

Level 1 -Quoted prices in active markets for identical assets or liabilities.

Level 2 -Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 -Unobservable inputs which are supported by little or no market activity.

Prepaid Expense

Prepaid expenses represent payments made in advance for goods or services to be received in future periods and are recorded as assets until the related benefits are consumed. Prepaid expenses are amortized to operating expenses on a straight-line basis over the period to which the related benefits apply.

DentonX Inc.

Notes to Financial Statements

(Unaudited)

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2026, and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

The Company may be subject to potential examination by United States taxing authorities in income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with United States tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The Company is incorporated in the United States and is subject to U.S. federal and applicable state income tax laws. The Company has no operations or taxable presence in any other jurisdiction. Due to operating losses incurred during the periods presented, the Company did not recognize any provision for income taxes and had no current income tax expense. Accordingly, the Company’s tax provision was zero for the periods presented.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period in accordance with ASC 260, Earning per Share. For the period from January 01, 2026, to March 31, 2026, and period from October 1, 2025, to March 31, 2026, the weighted average number of shares outstanding was 18,789,173 and 16,102,435 ordinary shares, respectively.

The Company has incurred net losses since inception. Accordingly, all potentially dilutive securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive. Such securities included 11,498 shares issuable under stock payable arrangements related to services received, shares potentially issuable upon conversion of the outstanding SAFE instrument, and 6,000 shares of Series B Preferred Stock. Therefore, basic and diluted net loss per share are the same for the period presented.

Stock -based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation Stock Compensation (“ASC 718”). The Company measures the cost of awards of equity instruments including shares of common stock issued to employees, officers, directors, and non-employees in exchange for goods or services based on the grant-date fair value of the award. The fair value of common stock issued is determined based on observable arm’s-length transactions in the Company’s common stock where available. Compensation expense is recognized on the grant date for awards that are fully vested at the time of issuance (i.e., no requisite service period). Incremental compensation costs arising from subsequent modifications of awards after the grant date are recognized when the modification occurs. The Company has not adopted a stock option plan and has not granted any stock options as of March 31, 2026.

Segment Reporting

ASC Topic 280, Segment Reporting, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

DentonX Inc.

Notes to Financial Statements

(Unaudited)

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results and financial metrics for the Company to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

Cash and bank	$29,756
Prepaid expense	18,500
Total Assets	$48,256

For three months ended March 31, 2026

Consulting	$-
Legal and professional	(979,717)
Bank Fees and service charges	(255)
Interest Income(expense)-net	(156)
Unrealized loss on SAFE liability	(1,683)
Net loss	$(981,811)

Segment Reconciliation:

	Three Months	Six Months

Segment net loss - net loss	$(981,811)	$(1,701,014)
Segment loss before income taxes	$(981,811)	$(1,701,014)

Recently Issued Accounting Standards

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on September 3, 2025, its date of incorporation.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. This ASU is effective for fiscal years beginning after December 15, 2024, and allows for adoption on a prospective basis, with a retrospective option. We are currently evaluating the impacts of the new standard.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

DentonX Inc.

Notes to Financial Statements

(Unaudited)

NOTE 3 - SHAREHOLDERS DEFICIT

Common and Preferred Stock

Authorized: 800,000,000 shares of voting common stock with a par value of $0.0001, 200,000,000 shares of preferred stock with a par value of $0.0001. As of March 31, 2026, the Company had 18,789,173 shares of common stock issued and outstanding. No preferred stock is issued as of March 31, 2026.

Stock Payable for Services Received

As of March 31, 2026, Company has $11,498 amount of stock payable/shares to be issued to Soho Capital Solutions (Equity portion: 30% of invoice) for services received. Based on fair value $0.8 per share on March 31, 2026, estimated shares to be issued are calculated as ($11,498/$0.8)=14,372 shares to be issued to Soho Capital Solutions.

Sale of Common Stock and Subscriptions

On September 8, 2025, the Company issued 6,600,000 shares of the Company’s common stock to investor Alphega Global Partners Inc. for an aggregate purchase price of $660. The Company booked these transactions as subscription receivable as of September 30, 2025. The Company received proceeds of $100 from investor Alphega Global Partners Inc. on November 28, 2025, and $560 on December 9, 2025. As of March 31, 2026, no subscription receivable remained outstanding.

On November 30, 2025, the Company issued an aggregate of 6,400,000 shares of common stock at a price of $0.0625 per share, including 6,080,000 shares to OutstandingX LLC and 320,000 shares to John Tam, in settlement of amount $400,000 that was previously received and recorded as advances against the issuance of common stock.

Common Stock issued for services received

During the three months ended March 31, 2026, the Company did not issue any shares of common stock for services and did not recognize any stock-based compensation expense. All share awards issued in prior periods were fully vested at the grant date and, accordingly, no unrecognized stock-based compensation cost remains as of March 31, 2026. The Company was incorporated on September 3, 2025; accordingly, there was no activity in the comparative period ended March 31, 2025.

During the three months ended December 31, 2025, the Company recognized stock-based compensation expense of $181,205 related to common stock issued for professional services, which is included in legal and professional services in the accompanying condensed financial statements. No additional stock-based compensation expense was recognized during the three months ended March 31, 2026. Accordingly, total stock-based compensation expense recognized during the six months ended March 31, 2026 was $181,205.

Shares issued to initial founders

During the period from September 3, 2025, to September 30, 2025, the Company has issued the common shares at a par value of $0.0001 per share to its founders in exchange for services rendered. Details are as follows:

Date of Issuance	Recipient	Number of Shares	Purpose
09/03/2025	Irene Ying Ying Chung	10,000	As compensation for services rendered in connection with corporate administration, documentation management, treasury support, and the direction and supervision of the Company’s executive management.
09/08/2025	Cintron Management Ltd.	179,900	In consideration of costs, expenditures, and other contributions of value made on behalf of the Company.
09/08/2025	Fairbanks Global Partners II LLC	1,500,000	In consideration of costs, expenditures, and other contributions of value made on behalf of the Company.
09/08/2025	Apex Stratum LLC	1,500,000	In consideration of costs, expenditures, and other contributions of value made on behalf of the Company.
Total shares issued against services		3,189,900

DentonX Inc.

Notes to Financial Statements

(Unaudited)

The 3,189,900 shares issued to founders in September 2025 were issued at par value of $0.0001 per share in exchange for organizational services rendered at the time of the Company’s incorporation. At that time, the Company had no established market price and no arm’s-length transactions had occurred in its common stock. Accordingly, the fair value of these shares was determined to be nominal (equivalent to par value). The first observable arm’s-length market transaction in the Company’s common stock occurred in October/November 2025 at $0.0625 per share, which was used as the basis for measuring the fair value of subsequent share-for-services awards.

On October 15, 2025, the Company’s common stock had a fair value of $0.0625 per share. The Company issued common shares to its executives on that date in exchange for services rendered. The Company recognized stock-based compensation expenses based on the fair value of the common stock on the grant date. The fair value was determined based on sale of common shares to a third party. All share-for-services awards were fully vested at the grant date with no requisite service period, forfeiture conditions, or continuing service requirements.

The expense is included in consulting expenses in the accompanying statement of financial operations. Details of the issuance are as follows:

Date of Issue	Recipient	Number of Shares	Stock based compensation	Purpose
10/15/2025	Irene Ying Ying Chung	495,000	$30,938	As compensation for services rendered in connection with corporate administration, documentation management, treasury support, and the direction and supervision of the Company’s executive management.
10/15/2025	Luis Carlos Ung	500,000	$31,250	As compensation for services rendered in providing executive leadership, strategic advisory services, and the direction and oversight of the Company’s Board of Directors.
10/15/2025	Lionel Pinuer E	200,000	$12,500

As compensation for services rendered in providing strategic advisory and business planning support, market, industry, and opportunity analysis, business development and partnership support, operational and organizational guidance, capital strategy input and investor-related preparation.

11/30/2025	Soho Capital Solutions Inc	33,360	$2,085	As compensation for services rendered to the Company during October and November 2025.
11/30/2025	Fleming PLLC	870,913	$54,432	As consideration for legal services.
12/08/2025	LocusX Technologies Inc.	500,000	$50,000*	For License Fee
Total shares issued against services		2,599,273	$181,205

*In December 2025, the Company acquired a business license from LocusX in exchange for the issuance of 500,000 shares of the Company’s common stock. The shares were valued at their estimated fair value of $50,000 at the time of issuance. The license fee of $0 and $50,000 was recognized in full as license fee expense in the condensed statement of operations and comprehensive loss for the three months ended and six months ended March 31, 2026, respectively.

The license fee was fully expensed upon acquisition in December 2025. No license fee expense related to this transaction was incurred during the three months ended March 31, 2026, because it is not recognized as prepayment or intangible, that’s why there is no remaining balance as of March 31, 2026.

DentonX Inc.

Notes to Financial Statements

(Unaudited)

NOTE 4 - SIMPLE AGREEMENT FOR FUTURE FINANCING (SAFE)

On December 3, 2025, the Company entered into a Simple Agreement for Future Equity (“SAFE”) with Grace Hsu (the “Investor”). Pursuant to the agreement, the Investor agreed to invest $10,000 in the Company in exchange for the right to receive equity securities upon the occurrence of a future qualified financing event, subject to the terms and conditions of the SAFE agreement.

The Company received the investment proceeds of $10,000 on January 22, 2026. The SAFE does not bear interest and has no maturity date. Under the terms of the agreement, the SAFE is expected to convert into equity securities at a conversion price equal to 80% of the price paid by investors in a future qualified financing, or at a valuation cap, if applicable.

Under ASC 815-40-15, the settlement amount is not fixed and depends on company’s own stock price, that is why SAFE instrument has been recognized as a liability as a derivative.

As of March 31, 2026, no shares had been issued pursuant to the SAFE agreement. On March 31, 2026, the fair value of SAFE liability was increased by $1,683, this change in fair value is based on fair market value. The basis for fair market value is produced by the probability-weighted scenario approach using management’s estimates. But those estimates and that next-round price are management’s own assumptions, not market-corroborated prices.

The fair value measurement of the SAFE liability is classified within Level 3 of the fair value hierarchy because it incorporates significant unobservable inputs. Significant unobservable inputs used in the valuation include management’s estimates regarding the probability and timing of a future qualified financing event and the expected price of securities to be issued in such financing. Changes in these assumptions could result in a materially different fair value measurement. Generally, an increase in the probability of a qualified financing event or an increase in the expected financing price would increase the fair value of the SAFE liability, while a decrease in these assumptions would reduce the fair value of the SAFE liability.

Hierarchy table:

	Level 1	Level 2	Level 3	Total
SAFE liability	$-	$-	$11,683	$11,683

Roll forward Table:

Amount
Opening balance September 30, 2025	$-
SAFE Instrument issued during the period	10,000
Change in fair value	1,683
Closing balance March 31, 2026	$11,683

NOTE 5 - RELATED PARTY TRANSACTIONS

The related parties had transactions for the THREE months ended March 31, 2026, consisting of the following:

Name of the related parties	Nature of relationship
Fairbanks Global Partners II LLC	Shareholder
Irene Ying Ying Chung	Shareholder
Alphega Global Partners Corp	Shareholder
Lionel Pinuer E.	Shareholder
Luis Carlos Ung	Shareholder
Far Sun Global Group	Shareholder

DentonX Inc.

Notes to Financial Statements

(Unaudited)

	March 31, 2026	September 30, 2025
Accrued Services
Irene Ying Ying Chung	$1,929	$6,879
Fairbanks Global Partners II LLC	584,755	184,606
Far Sun Global Group	389,760	-
Alphega Global Partners Corp	390,950	40,800
Total Due to related party	$1,367,394	$232,285

As of March 31, 2026, balances due to related parties only represents the consulting and professional services provided by the shareholders, not loans or advances as no loans and advances have been received from related parties.

During the six months ended March 31, 2026 the Company accrued $1,418,659 in related party service fees (part of “Legal and professional services expense”), made cash payments of $278,600 and issued 495,000 shares of common stock valued at $4,950 in settlement of related party obligations resulting in a closing balance of $1,367,394 as of March 31, 2026.

During the three months ended March 31, 2026 the Company accrued $859,560 in related party service fees(part of “Legal and professional services expense”) and made cash payments of $88,700 resulting in a net increase in due to related parties of $770,860 and a closing balance of $1,367,394 as of March 31, 2026.

Payment made to Related Parties for the six months ended March 31, 2026:

•During the six months ended March 31, 2026, the Company made aggregate cash payments of $159,300 to Fairbanks Global Partners II LLC for services rendered to the Company.

•On February 5, 2026, the Company made cash payment of $9,200 to Alphega Global Partners.

•On March 11, 2026, the Company made cash payment of $7,000 to Alphega Global Partners.

•During the period, the Company remitted aggregate cash payments of $103,100 to Far Sun Global Group for services rendered to the Company.

•On October 15, 2025, during the six months ended March 31, 2026, the Company settled amounts payable to Irene Ying Ying Chung through the issuance of 495,000 shares of common stock at $0.01 per share, for a total value of $4,950. The share issuance was recorded as a settlement of amounts due to Irene Ying Ying Chung.

NOTE 6 - INCOME TAXES

As of March 31, 2026, we had net operating loss carry forwards, on a book basis, of $981,811 for the three months ended and $1,701,014 for six months ended, that may be available to reduce various future years’ Federal taxable income for 20 years through 2045. Net operating losses may be limited as a result of possible changes in business. Future tax benefits which may arise because of these losses have not been recognized in the accompanying financial statements, as their realization is determined not likely to occur and accordingly, we have recorded a valuation allowance for the deferred tax asset relating to the net operating loss carry forwards.

The following table presents the current income tax provision for federal and state income taxes for the period ended March 31, 2026.

	Three months ended March 31, 2026	Six months ended March 31, 2026
Current Tax Provision:
Federal	$-	$-
State	$-	$-
Total provision for income taxes	$-	$-

DentonX Inc.

Notes to Financial Statements

(Unaudited)

Reconciliation of the U.S. federal statutory rate to the actual tax rate for the period ended March 31, 2026:

	Three months ended March 31, 2026	Six months ended March 31, 2026
US federal statutory income tax rate	21%	21%
State income tax, net of federal benefit	0%	0%
Permanent differences	0%	0%
Increase in valuation reserve	-21%	-21%
Total provision for income taxes	0%	0%

The components of our deferred tax assets as of March 31, 2026 consist of the following:

	Three months ended March 31, 2026	Six months ended March 31, 2026
Net operating loss carry forwards	$206,180	$357,213
Less: valuation allowance	$(206,180)	$(357,213)
Net deferred tax assets	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences will become deductible. The Company has recorded a full valuation allowance against its net deferred tax assets because management has determined that it is more likely than not that these assets will not be realized.

NOTE 7 - CONTINGENCIES AND COMMITMENTS

On March 26, 2026, the Company entered into a strategic partnership agreement with Ianleong Tam pursuant to which Ianleong Tam agreed to make a strategic investment of up to $400,000 in the Company’s common stock. In connection with this investment, the Company agreed to issue up to 6,000 shares of Series B Preferred Stock on a pro rata basis corresponding to amounts actually invested. Each share of Series B Preferred Stock is convertible into 1,000 shares of common stock, representing potential future dilution of up to 6,000,000 shares of common stock upon full conversion. The Series B Preferred Stock carries an 8% cumulative preferred dividend and is subject to a 12-month lock-up from issuance and a clawback provision exercisable by the Board upon termination for cause.

The issuance of Series B Preferred Stock and the corresponding equity investment are contingent upon amounts actually funded by Ianleong Tam. No shares of Series B Preferred Stock have been issued as of the date of these financial statements. As of the date of this report, the grant has not been authorized by the Board of Directors. Any accounting impact associated with the grant, including compensation expense, will be recognized upon Board authorization.

In connection with this agreement, the parties contemplate the formation of a subsidiary, DentonX XYZ Corp., in which the Company expects to hold an 80% ownership interest.

NOTE 8 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date and through June 16, 2026 the date these financial statements were issued. The Company has reviewed subsequent events occurring after the balance sheet date and has determined that these events necessitate adjustments to or disclosure in the accompanying financial statements.

On April 13, 2026, subsequent to the period ended March 31, 2026, the Company received a comment letter from the staff of the U.S. Securities and Exchange Commission (“SEC”) relating to the Company’s previously filed Registration Statement on Form S-1. The SEC comments requested additional disclosures and clarifications regarding, among other matters, the Company’s business operations, potential shell company status under Rule 405 of the Securities Act, liquidity and capital resources, lock-up provisions, exclusive forum provisions, going concern disclosures, and certain financial statement disclosures.

DentonX Inc.

Notes to Financial Statements

(Unaudited)

Subsequent to receipt of the SEC comment letter, the Company filed an amended Registration Statement on Form S-1 incorporating revisions and additional disclosures addressing the SEC staff comments. Management believes the amendments primarily relate to disclosure enhancements and clarifications and did not require adjustments to the accompanying financial statements.

On April 1, 2026, the Company received $10,000 in bank of which $8,000 was recorded as loan against agreement entered into with “Michael Tran & Linh Tran” on March 31, 2026. The term of loan is 12 months with option of extension of 12 more months. The loan carries interest rate of 8% and if extension option is exercised then new interest rate will be SOFR+8%.

On April 1, 2026, the Company issued 9,900 shares to Soho Capital against services received. Share were issued at a price of $0.8 per share having par value of $0.0001 per share for total amount of $7,920 adjusted against Account Payable to Soho Capital Solutions-Equity Portion.

On April 1, 2026, the Company issued 2,500 shares to Grace Hsu against SAFE agreement with her. Shares were issued at a price of $0.8 per share having par value of $0.0001 per share for a total amount of $2,000.

On May 1, 2026, the Company issued 1,333 shares to “Michael Tran & Linh Tran” at share price of $1.5 per share with par value of $0.0001 per share for a total amount of $2,000 adjusted against remaining balance of amount of $10,000 received on April 1, 2026 in pursuance of agreement signed between parties on March 31, 2026.

On May 1, 2026, the Company issued 6,810 shares to Soho Capital Against services received. Share were issued at a price of $1.5 per share having par value of $0.0001 per share for total amount of $10,215 adjusted against Account Payable to Soho Capital Solutions-Equity Portion.

The Strategic Cooperation Agreements were executed on March 26, 2026; however, all related funding occurred after March 31, 2026 and has therefore been reflected as a subsequent event. Subsequent to March 31, 2026 and through the date of this filing, the Company received $245,000 strategic investment from Mr. Tam as follows:

•April 30, 2026 - $10,000 in cash;

•May 11, 2026 - $80,000 in cash; and

•May 14, 2026 - $155,000 in cash.

In the aggregate, the Company received $245,000 in cash.

On May 1, 2026, the Company entered into an Assignment and Contribution Agreement with 8UK6 Inc., a California corporation affiliated with Mr. Tam (Mr. Tam executed the related assignment documents on behalf of 8UK6 Inc. as its Chief Executive Officer). Pursuant to that agreement, 8UK6 Inc. assigned and contributed to the Company (i) a promissory note dated April 13, 2026 in the original principal amount of $155,000 made by Nanjie Huang and Le Kuai, and (ii) the related deed of trust encumbering the real property located at 5827 Killarney Circle, San Jose, CA 95138, in each case by separate Assignment of Promissory Note and Assignment of Deed of Trust. The assigned note and related security interest were transferred to the Company in connection with the parties’ strategic cooperation activities and were assigned an agreed value of $155,000 for purposes of the cooperation arrangement. The assignment was separate from, and did not constitute, any portion of Mr. Tam’s $400,000 strategic investment commitment.

Subsequent to March 31, 2026, the Company also formed DentonX XYZ Corp., a management and services platform subsidiary owned 80% by the Company and 20% by Mr. Tam. DentonX XYZ Corp. will be consolidated into the Company’s financial statements beginning with the quarter ended June 30, 2026. As of the date of this filing, DentonX XYZ Corp. had not commenced material operations.

On May 11, 2026, the Company incorporated a subsidiary DentonX Outstanding Investment Co. (“DentonX OIC”). At incorporation, DentonX was the sole shareholder of DentonX OIC.

Prior to the incorporation of DentonX OIC, the Company entered into a series of agreements with Outstanding Investment Co., Ltd. (“OIC”) that provide for DentonX OIC to obtain management and control rights over OIC through contractual arrangements. The purpose of these agreements is to provide the Company with the ability to control OIC through contractual arrangements rather than direct equity ownership. The agreements remain subject to

DentonX Inc.

Notes to Financial Statements

(Unaudited)

the satisfaction of certain legal and corporate requirements, and the transactions contemplated by the agreements had not been consummated as of the date of issuance of these financial statements.

Management evaluated the consolidation guidance under ASC 810 and determined that OIC should not be consolidated in DentonX’s financial statements for the quarter ended March 31, 2026. DentonX OIC had not been legally incorporated as of March 31, 2026, and the transactions contemplated by the agreements had not been consummated as of the reporting date. Accordingly, management concluded that the Company did not have a controlling financial interest in OIC and that consolidation was not appropriate as of March 31, 2026.

On June 1, 2026, the company issued 3,200 shares to Grace Hsu against utilization of SAFE agreement against fair value of $2.50 per share.

On June 1, 2026, the company issued 3,232 shares to “Micheal Tran & Linh Tran” in pursuance of agreement signed between parties on March 31, 2026, against fair value of $2.50 per share.

On June 1, 2026, the company issued 2,142 shares to “Soho Capital Solutions Inc” against services received. Shares were issued at a price of $2.5 per share for a total amount of $5,355 adjusted against Stock Payable to Soho Capital Solutions-Equity Portion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements”. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology.

These statements are only predictions and involve known and unknown risks, uncertainties, and other factors, including those discussed under “Risk Factors.” The following factors, among others, could cause our actual results and performance to differ materially from the results and performance projected in, or implied by, the forward-looking statements:

•∙the success of our existing and new technologies;

•∙our ability to successfully develop and expand our operations;

•∙changes in economic conditions, including continuing effects from the recent recession;

•∙damage to our reputation or lack of acceptance of our brands;

•∙economic and other trends and developments, including adverse weather conditions, in those local or regional areas in which our operations are concentrated;

•∙increases in our labor costs, including as a result of changes in government regulation;

•∙labor shortages or increased labor costs;

•∙increasing competition in the industry in general;

•∙potential fluctuations in our quarterly operating results due to new products and other factors;

•∙the effect on existing products of focusing on other products in the same markets;

•∙our management team;

•∙strain on our infrastructure and resources caused by our growth, if any;

•∙the impact of federal, state, or local government regulations relating to the industry;

•∙the impact of litigation;

•∙statements regarding our goals, intentions, plans, and expectations, including the introduction of new products and markets and locations we intend to target in the future;

•∙statements regarding the anticipated timing and impact of our pending acquisitions;

•∙statement regarding our expectation with respect to the potential issuance of stock or shares in connection with our acquisitions, if any, or in connection with providing services to client companies.; and

•∙statement with respect to having adequate liquidity.

Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report on Form 10-Q are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved or occur, and actual results could differ materially and adversely from those anticipated or implied by the forward-looking statements.

All forward-looking statements, expressed or implied, included in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

Critical Accounting Policies

Our preparation of financials statements requires us to make estimates and assumptions. For our company “stock-based compensation” policy and “going concern assessments” have been identified as critical accounting estimates, both have been disclosed in Note 2.

The Company accounts for stock-based compensation under ASC 718 and measures equity awards based on their grant-date fair value. Compensation expense is recognized immediately for fully vested awards, while any incremental costs resulting from award modifications are recognized when incurred. As of March 31, 2026, the Company had not adopted a stock option plan and had not granted any stock options.

Going Concern is valid as the Company needs to obtain capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third-party equity and/or debt financing. Subsequent to the quarter ended March 31, 2026, company entered into a Strategic agreement with Mr. Ianleong Tam and under this agreement company received aggregate $245,000 investment in April and May 2026.

Plan of Operations

DentonX Inc, a Wyoming corporation (the “Company”) was incorporated under the laws of the State of Wyoming on September 3, 2025. The Company is a technology infrastructure company focused on modernizing and integrating mortgage and small-business lending operations through a platform-based operating model. The Company provides data-driven and software-enabled workflow automation, centralized operational processes, governance frameworks, and enterprise infrastructure designed to support scalable, efficient, and compliant lending operations conducted by independent licensed entities. The Company’s platform is intended to enhance operational efficiency, consistency, reporting, and oversight across managed lending operations without directly engaging in regulated financial activities. The Company does not originate loans, extend credit, underwrite financial products, broker securities, or provide consumer financial services. All regulated financial activities are conducted exclusively by independent licensed entities, that utilize the Company platform for internal operational and infrastructure purposes.

In the development of the Company’s operations, the Company entered into the following material agreements:

•On November 11, 2025, DentonX Outstanding Investment Co. (“DentonX OIC”), a Wyoming corporation to be formed and majority-owned by the Company, entered into an Exclusive Management Cooperation Agreement with Outstanding Investment Co., Inc. (“OIC”) which granted DentonX OIC exclusive authority to manage and direct OIC’s business operations while OIC retains all regulatory licenses and compliance responsibilities. Under the agreement, OIC engaged DentonX OIC to provide strategic management and control over OIC’s operations and financial decisions, including direction of OIC’s lending and investment business.  OIC established a Management Committee (the “Committee”) which shall serve as the governing and executive body of OIC for purposes of strategic, operational, and financial decision-making with two members appointed by DentonX OIC and three members appointed by OIC. OIC shall pay DentonX OIC a Monthly Management Fee for the strategic, operational, and financial management of OIC’s entire business, including both the existing business and any new business developed after the effective date.  The Management Fee shall be calculated as 5% of the existing business and 10% of the new business. For any new business developed under DentonX OIC’s management, OIC shall pay DentonX OIC a performance participation fee equal to 5%–20% of the net profits attributable to such new business. OIC shall have the right to appoint one member to DentonX OIC’s Board of Directors for so long as it holds at least 10% of DentonX OIC’s issued and outstanding shares.

•On November 11, 2025, DentonX OIC entered into a Lease Agreement with Purchase Option with OIC which provided for the lease of OIC’s existing business operations to DentonX OIC in exchange for fixed lease payments and includes a purchase option allowing DentonX OIC to acquire certain business assets at a future date under defined terms. Under the agreement, OIC leases its pre-closing “Existing Business” lending assets including brand, systems, client base and know-how to DentonX OIC for a three-year term (renewable for another three years), excluding post-closing “New Business” originated by DentonX OIC. DentonX OIC pays monthly lease payments (to be determined but to be approximating OIC’s historical profit from existing business) adjusted annually for inflation (lesser of 4% or CPI-U change). DentonX OIC has the exclusive option to purchase the assets after one year at a multiple of 8x trailing 12-month EBITDA. DentonX OIC exercises strategic/financial control and directs operations via the Committee pursuant to the Management Agreement, with step-in rights for non-compliance, full access/audit rights, and consolidation of assets in DentonX OIC ‘s financial statements.

•On January 10, 2026, DentonX OIC, entered into an Equity & Vesting Agreement dated November 11, 2025 with OIC, pursuant to which DentonX OIC agreed to issue to OIC and its principals equity representing 20% of DentonX OIC’s fully diluted share capital upon the closing of a strategic transaction involving the lease and potential acquisition of certain OIC business assets. The equity grant vests over a 36-month period from the grant date in equal quarterly installments, with full acceleration in the event of a change of control of DentonX OIC or an initial public offering or public listing of DentonX OIC or its successor. The agreement includes clawback and forfeiture provisions for unvested shares in cases of termination for cause or voluntary resignation by OIC, discretionary acceleration for “good leaver” terminations, a 12-month lock-up period restricting transfers of shares, and a right of first refusal for DentonX or DentonX OIC on any proposed transfers of vested shares thereafter.

•On January 10, 2026, the Company entered into a Share Grant Agreement dated November 11, 2025 with OIC and its designated Key Person(s), led by Steven Guang Leung, pursuant to which DentonX agreed to grant to the individual Key Person(s) a one-time award of 360 Series B Preferred Shares upon the closing of a strategic transaction involving the formation of DentonX OIC as a majority-owned subsidiary, the lease and potential acquisition of certain OIC business assets, and related equity issuances. The parties intend to finalize the terms of the Series B Preferred Shares prior to issuance.  The grant will vest over a three-year period from the grant date in twelve equal quarterly installments, contingent upon the Key Person’s continued service under the Exclusive Management Cooperation Agreement, compliance with management directives, and adherence to confidentiality, exclusivity, and non-compete obligations, with full acceleration in the event of a change of control of DentonX or an initial public offering or public listing of DentonX OIC or its successor. The agreement includes clawback and forfeiture provisions for unvested shares in cases of termination for cause, voluntary resignation, or violations of related agreements, discretionary acceleration for “good leaver” terminations such as death or disability, a 12-month lock-up period restricting transfers of shares, and requirements for compliance with applicable securities laws and DentonX’s insider trading policy.

•On January 10, 2026, DentonX entered into an Investment Rights Agreement dated November 11, 2025 with OIC and/or its principals, granting OIC the right to purchase up to 10% of DentonX’s total outstanding shares as of the closing date at a 15% discount to the 30-day volume-weighted average price, exercisable in one or more tranches within twelve months following the closing of a strategic transaction involving the formation of DentonX OIC, the lease and potential acquisition of certain OIC business assets, and related equity issuances. The agreement includes preemptive rights for OIC to participate in new equity offerings, piggyback registration rights in public offerings, a six-month lock-up period restricting transfers of purchased shares, a right of first refusal for DentonX on any proposed transfers of shares after the lock-up, mutual representations and warranties regarding organization, authority, and compliance, and reciprocal indemnification provisions for breaches.

•On November 11, 2025, DentonX, OIC and its principals, and DentonX OIC entered into a Shareholders Agreement governing the ownership, management, and operation of DentonX OIC, the issuance of 20% fully diluted equity in DentonX OIC to OIC subject to a 36-month quarterly vesting schedule with acceleration upon change of control or IPO, clawback for unvested shares upon termination for cause or voluntary resignation, and discretionary acceleration for good leaver events.  The agreement provides for a three-member board with two directors appointed by DentonX and one by OIC (contingent on OIC holding at least 10% equity), requires special approval including by the OIC director for reserved matters such as amendments to governing documents, equity issuances, asset sales, mergers, and budgets, imposes a 12-month lock-up on share transfers followed by rights of first refusal, tag-along and drag-along rights, grants information rights, includes non-competition and non-solicitation covenants, confidentiality obligations, pro rata dividend distributions, dispute resolution through negotiation, mediation and arbitration, piggyback registration rights in an IPO, and forms part of an integrated cooperation structure with related management, lease with purchase option, and earn-out agreements, governed by Wyoming law, and was executed on January 10, 2026.

Our immediate goal is to deploy and commercialize our technology platform by identifying use cases, integrating licensed technologies, onboarding initial partners, and establishing a scalable operating framework. These efforts include building internal capabilities, deploying minimum viable platform functionality, and preparing operational and governance systems, subject to sufficient funding and market demand.

Given our development-stage status, limited operating history, and dependence on external funding, there can be no assurance that these efforts will be successful. Our success depends on factors beyond our control, including market conditions, partner adoption, regulatory developments affecting our partners, availability of capital, and the acceptance of our platform by licensed operators.

Strategic agreement

On March 26, 2026, the Company entered into a Strategic Cooperation Agreement, together with a related Investment Rights Agreement and Share Grant Agreement (collectively, the “Strategic Cooperation Agreements”), with Ianleong Tam (“Mr. Tam”). Under the Strategic Cooperation Agreements, Mr. Tam committed to make a strategic investment of $400,000 in the Company’s common stock, payable within 90 days of the agreement date and in one or more tranches.

In connection with, and calibrated to, this investment, the Company agreed to grant Mr. Tam up to 6,000 shares of Series B Preferred Stock, issued on a pro rata basis corresponding to the amount actually invested relative to the $400,000 benchmark. Each share of Series B Preferred Stock is convertible into 1,000 shares of common stock, representing potential future dilution of up to 6,000,000 shares of common stock upon full conversion. The Series B Preferred Stock carries an 8% cumulative preferred dividend and is subject to a 12-month lock-up from the grant date and a clawback provision exercisable by the Board upon a termination for cause.

The grant and issuance of the Series B Preferred Stock are contingent upon the amounts actually funded by Mr. Tam, the availability of authorized preferred shares under the Company’s charter, and approval of the Board of Directors. No shares of Series B Preferred Stock had been issued as of March 31, 2026, or as of the date of this filing. The Company expects the Board to consider authorization during the third quarter ending June 30, 2026; the accounting for the grant, including recognition of any compensation expense, will be determined in the period of Board authorization.

In connection with the Strategic Cooperation Agreements, the parties contemplated the formation of a majority-owned subsidiary, DentonX XYZ Corp. (“XYZ NewCo”), in which the Company expects to hold an 80% ownership interest, with the remaining 20% held by Mr. Tam.

Results of Operations

Three and Six Months Ended March 31, 2026 (Unaudited)

During the period ended March 31, 2026, the Company continued to focus on advancing its development-stage operations and executing key components of its business strategy. Operating activities during this period included continued business planning, coordination of technology development efforts, partner and affiliate structuring, and fundraising activities.

During this period, the Company did not issue shares of its common stock and also no stock based compensation expense was incurred ($181,205 stock based compensation expense was incurred in prior period).

Total operating expenses for the three and six months ended March 31, 2026, amounted to approximately $979,972 and $1,699,230, respectively, consisting primarily of “Legal and Professional Services”.

During the six months ended March 31, 2026, “Legal and professional services” includes $181,205 stock based compensation expense, however no such expense was included for the three months ended March 31, 2026, because no stock were issued as stock based compensation.

In “Legal and professional services” for the three months ended March 31, 2026, the expenses primarily belong to related-party transactions amounting to $859,560.

Interest expense of $162 for the three and six months ended March 31, 2026 relates to interest charged on overdue invoices against ‘Legal and professional services.’ This expense was incurred entirely during the three months ended March 31, 2026, with no interest expense incurred during the three months ended December 31, 2025. This interest expense was netted against interest income of $6 for the three months ended and $61 for the six months ended March 31, 2026 in the Statement of Operations and Comprehensive Loss, resulting in Interest Income(expense)-net of $(156) and $(101) for the three and six months ended March 31, 2026, respectively.

In December 2025, the license fee was recognized in full as license fee expense in the Condensed Statement of Operations and Comprehensive Loss for the period of six months ended March 31, 2026. The license fee was fully expensed upon acquisition.

The Company acquired a business license from LocusX in exchange for the issuance of 500,000 shares of the Company’s common stock. The shares were valued at their estimated fair value of $50,000 at the time of issuance. No license fee expense related to this transaction was incurred during the three months ended March 31, 2026, because it is not recognized as prepayment or intangible, that’s why there is no remaining balance as of March 31, 2026.

The Company did not generate any revenue during the period ended March 31, 2026, and incurred a net loss of approximately $981,811 and $1,701,014, respectively, for the three- and six-month period ended March 31, 2026, respectively. These losses were expected as the Company remains in the development stage and continues to invest in platform development, operational infrastructure, and public company readiness.

Liquidity and Capital Resources

The Company is an early-stage business with limited operating history and has not yet generated material revenues. Our operations to date have been funded primarily through founder contributions and related-party advances.

As mentioned in “Plan of Operations” under “Strategic Agreement” on March 26, 2026, the Company entered into a strategic partnership agreement with Ianleong Tam contemplating a potential equity investment of up to $400,000 in the Company’s common stock. In connection with this investment, the Company agreed to issue up to 6,000 shares of Series B Preferred Stock on a pro rata basis corresponding to amounts invested. Each share of Series B Preferred Stock is convertible into 1,000 shares of common stock, representing potential future dilution of up to 6,000,000 shares of common stock upon full conversion, which would result in significant dilution to existing stockholders. The Series B Preferred Stock carries an 8% cumulative preferred dividend.

The Company believes the proceeds from this arrangement, if fully funded, would provide additional liquidity to support its planned operations and the development of DentonX XYZ Corp., a contemplated subsidiary in which the Company expects to hold an 80% ownership interest. The contemplated subsidiary has been formed in month of May, 2026.

The investment of $245,000 was received in multiple tranches during April and May 2026.Existing and prospective stockholders should consider the potential dilutive impact of this arrangement when evaluating the Company’s capital structure and liquidity position.

Current Liquidity Position

As of March 31, 2026, the Company had $29,756 in cash and a working capital deficit of $(1,340,000). We have incurred recurring losses since inception and have an accumulated deficit of $1,933,682. Our independent auditor has included a going concern qualification in its report, reflecting substantial doubt about our ability to continue as a going concern without additional financing.

Minimum Funding Requirements

Based on our current operating plan, we estimate that we require a minimum of approximately $350,000 to maintain basic operations for at least the next 12 months. This amount represents the minimum capital necessary to sustain essential activities, including product development, general and administrative expenses, and required compliance costs, and does not include expenditures associated with expansion or scaling initiatives.

We estimate that we may require up to approximately $1,300,000 to execute our current business plan, including product development, marketing, and operational growth initiatives.

Ability to Fund Operations

Based on our current cash resources of $29,756 as of March 31, 2026, we estimate that we have sufficient liquidity to fund our operations for approximately six months without additional financing.

This estimate is based on our current operating plan and expected cash expenditures and assumes no significant unforeseen expenses or changes in business conditions.

Subsequent to March 31, 2026, the Company received a strategic investment totaling $245,000 pursuant to a Strategic Cooperation Agreement with Ianleong Tam. The investment was funded through cash contributions.

While the Company believes that the additional capital improves its short-term liquidity position, the Company has not yet commenced significant revenue-generating operations and may require additional financing in the future to continue executing its business plan. There can be no assurance that such financing will be available on acceptable terms, or at all.

Capital Raising Plans

We intend to raise additional capital through:

•This offering

•Private placements of equity or convertible securities

•Strategic partnerships or joint ventures

Subsequent to March 31, 2026, the Company received a $245,000 strategic investment pursuant to a Strategic Cooperation Agreement with Ianleong Tam. The investment was funded in multiple tranches during April and May 2026 in cash.

The Company may continue to seek additional financing through equity issuances, convertible securities, strategic investments, and other financing arrangements. However, there can be no assurance that additional financing will be available on acceptable terms, or at all.

Risks and Uncertainties

If we are unable to secure additional funding when required:

•We may be forced to delay or scale back product development

•We may reduce marketing and operational activities

•We may ultimately be required to cease operations

In addition, any inability to obtain adequate financing on a timely basis could materially adversely affect our ability to implement our business plan and continue as a going concern.

These conditions raise substantial doubt about our ability to continue as a going concern.

Management’s Plan

Management is actively pursuing financing opportunities and strategic partnerships to support ongoing operations and growth. In parallel, we are maintaining a disciplined approach to cost management and prioritizing expenditures that directly support near-term commercialization. However, there can be no assurance that these efforts will be successful.

As of March 31, 2026, the Company’s primary source of liquidity consisted of cash proceeds from private placements of common stock. Management believes that existing cash resources of approximately $29,756 will not be sufficient to support the Company’s near-term operating needs for a period of twelve months. As a development-stage company with no material revenue, the Company will require additional capital to fully execute its business plan and support ongoing operations.

Subsequent to March 31, 2026, the Company received a strategic investment totaling $245,000 pursuant to a Strategic Cooperation Agreement with Ianleong Tam. Management believes that this additional capital has improved the Company’s short-term liquidity position; however, as a development-stage company with no material revenue, the Company may require additional capital in the future to fully execute its business plan and support ongoing operations.

The Company’s ability to continue executing its business plan is dependent on its ability to raise additional capital through equity offerings, debt financings, strategic partnerships, or other sources. There can be no assurance that such additional financing will be available on acceptable terms, or at all. If adequate financing is not obtained when needed, the Company may be required to reduce, delay, or curtail planned operations, including technology development, platform deployment, and partner onboarding activities, which could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Luis Carlos Ung, our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings, and we are not aware of any material legal proceedings pending or threatened against us.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Securities

The following sets forth information regarding securities of the Company that were sold or that the Company agreed to issue during the three months ended March 31, 2026, in transactions that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), and that were not previously reported in a Current Report on Form 8-K.

On March 26, 2026, the Company entered into a Strategic Cooperation Agreement, an Investment Rights Agreement and a DentonX Share Grant Agreement (collectively, the "Strategic Agreements") with Ianleong Tam (the "Investor"), a single investor, in connection with a strategic partnership. Pursuant to the Strategic Agreements, the Investor agreed to invest up to $400,000 in shares of the Company's common stock, and the Company agreed to grant the Investor the right to receive up to 6,000 shares of the Company's Series B Preferred Stock on a pro rata basis calibrated to the amount actually invested relative to a $400,000 investment benchmark. Each share of Series B Preferred Stock is convertible into 1,000 shares of common stock, representing up to 6,000,000 shares of common stock issuable upon full conversion. The Series B Preferred Stock carries an 8% cumulative preferred dividend and is subject to a 12-month lock-up and a Board clawback right upon a termination for cause. The issuance of any Series B Preferred Stock is conditioned upon the Investor's funding, the availability of authorized preferred stock and authorization by the Company's Board of Directors. No shares of Series B Preferred Stock or common stock were issued to the Investor during the three months ended March 31, 2026. Subsequent to quarter-end, the Company received aggregate cash proceeds of $245,000 from the Investor in April and May 2026, and the related issuances will be recorded upon Board authorization and issuance. See Note 5 and Note 6 to the unaudited condensed financial statements included in Part I, Item 1 of this report.

In addition, on January 22, 2026, the Company received $10,000 in proceeds under a Simple Agreement for Future Equity (the "SAFE") with a single investor that was entered into on December 3, 2025. The SAFE entitles the investor to receive equity securities of the Company upon a future qualified financing, generally at a conversion price equal to 80% of the price paid by investors in such financing, subject to the terms of the SAFE. No shares of the Company's capital stock had been issued under the SAFE as of March 31, 2026. See Note 4 to the unaudited condensed financial statements included in Part I, Item 1 of this report.

No underwriters were involved in any of the foregoing transactions, and no underwriting discounts or commissions were paid. The securities described above were offered and sold, or agreed to be issued, without registration under the Securities Act in reliance on the exemption provided by Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder, as transactions by an issuer not involving any public offering. Each investor represented that it was acquiring the securities for its own account, for investment purposes and not with a view to, or for resale in connection with, any distribution thereof, and represented that it was an accredited investor. The transactions were privately negotiated and did not involve any general solicitation or general advertising, and the securities issued or issuable are, or will be, "restricted securities" subject to applicable resale restrictions and bear, or will bear, appropriate restrictive legends.

(b) Use of Proceeds

Not applicable. The Company did not complete any offering of securities registered under the Securities Act during the three months ended March 31, 2026.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None. Neither the Company nor any affiliated purchaser purchased any shares of the Company's equity securities during the three months ended March 31, 2026.

(d) Dividend Policy

We have not paid any cash dividends to shareholders. The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations..

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined by Item 408(c) of Regulation S-K). However, certain of our directors and officers may adopt 10b5-1 plans or non-Rule 10b5-1 trading arrangements in the future.

Item 6. Exhibits.

The following exhibits are included as part of this report:

Exhibit No.	Description	Schedule/Form	Filing Date

3.1	Amended and Restated Articles of Incorporation	Form S-1	March 20, 2026
3.2	Amended and Restated By-laws	Form S-1/A	April 23, 2026
5.1	Opinion of Fleming PLLC	Form S-1	March 20, 2026
10.1	Consulting Agreement between DentonX Inc and Lionel Pinuer dated September 10, 2025	Form S-1	March 20, 2026
10.2	Consulting Agreement between DentonX Inc and Luis Carlos Ung September 3, 2025	Form S-1	March 20, 2026
10.3	Amended and Restated Consulting Agreement between DentonX Inc and Fairbanks Global Partners II LLC dated September 23, 2025	Form S-1	March 20, 2026
10.4	Technical Consulting Agreement between DentonX Inc and LocusX Technologies Inc. dated September 25, 2025	Form S-1	March 20, 2026
10.5	Non-Exclusive Licensing Agreement between DentonX Inc and LocusX Technologies Inc. dated September 25, 2025	Form S-1	March 20, 2026

Exhibit No.	Description	Schedule/Form	Filing Date

10.6	Exclusive Management Cooperation Agreement between DentonX Outstanding Investment Co. and Outstanding Investment Co., Inc. dated November 11, 2025	Form S-1	March 20, 2026
10.7	Lease Agreement between DentonX Outstanding Investment Co. and Outstanding Investment Co., Inc. dated November 11, 2025	Form S-1	March 20, 2026
10.8	Equity and Vesting Agreement between DentonX Outstanding Investment Co. and Outstanding Investment Co., Inc. dated November 11, 2025	Form S-1	March 20, 2026
10.9	DentonX Share Grant Agreement between DentonX Inc. and Outstanding Investment Co., Inc. dated November 11, 2025	Form S-1	March 20, 2026
10.10	Investment Rights Agreement between DentonX Inc. and Outstanding Investment Co., Inc. dated November 11, 2025	Form S-1	March 20, 2026
10.11	Shareholders Agreement between DentonX Inc., DentonX Outstanding Investment Co. and Outstanding Investment Co., Inc. dated November 11, 2025	Form S-1	March 20, 2026
10.12	Master Services Agreement dated November 26, 2025 between DentonX Inc. and Alphega Global Partners Corp.	Form S-1	March 20, 2026
10.13	Strategic Business Consulting Agreement dated September 27, 2025 between DentonX Inc. and Far Sun Global Group LLC	Form S-1	March 20, 2026
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	June 16, 2026	By: /s/ Lionel Pinuer
Name: Lionel Pinuer Title: Chief Executive Officer and Chief Financial Officer

Signature	Title	Date

/s/ Lionel Pinuer Name: Lionel Pinuer	Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)	June 16, 2026

/s/ Luis Carlos Ung Name: Luis Carlos Ung	Director, President and Secretary	June 16, 2026