Form 10-Q
period 2026-06-30
DentonX Inc
filed 2026-08-13
CIK 2093375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 11, 2026, the registrant had 18,826,877 shares of common stock, $0.0001 par value per share, outstanding.

ii

TABLE OF CONTENTS

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial statements.

DentonX Inc.

Condensed Balance Sheets

As of June 30, 2026

	June 30, 2026	September 30, 2025
	(Unaudited)
Assets
Current Assets
Cash	$72,051	$359,981
Prepaid expense	164,750	40,000
Interest receivable	3,097	-
Total Current Assets	239,898	399,981

Non-Current Assets
Notes receivable	155,000	-
Total Non-Current Assets	155,000	-

Total Assets	$394,898	$399,981

Liabilities and Stockholders’ (Deficit)
Current Liabilities
Accounts payable	$19,035	45
Due to related parties	2,554,044	232,285
Other Payable	186	-
SAFE liability	-	-
Total Current Liabilities	2,573,265	232,330

Total Liabilities	2,573,265	232,330

Stockholders’ Deficit
Common stock $0.0001 par value; 800,000,000 shares authorized; 18,818,290 and 9,789,900 shares issued and outstanding as of June 30, 2026, and September 30, 2025, respectively	1,882	979
Preferred stock $0.0001 par value; 200,000,000 shares authorized; nil shares issued and outstanding	-	-
Subscription Receivable	-	(660)
Advances against issuance of Common Stock	265,000	400,000
Additional Paid-in Capital	780,556	-
Stock Payable	5,953	-
Accumulated deficit	(3,231,758)	(232,668)
Total Stockholders’ Deficit	(2,178,367)	167,651

Total Liabilities and Stockholders’ (Deficit)	$394,898	$399,981

The accompanying notes are an integral part of these unaudited condensed financial statements.

DentonX Inc.

Condensed Statement of Operations and Comprehensive Loss

(Unaudited)

(Comparative not applicable - incorporated September 3, 2025)

	Three Months Ended June 30, 2026	Nine Months Ended June 30, 2026

Operating Expenses
Legal and professional services (includes $1,169,250 for three months ended and $2,632,109 for nine months ended in fees incurred with related parties)	$1,283,346	$2,856,038
Consulting	17,000	86,738
License fee	-	50,000
Travel	-	6,300
Software and subscriptions	285	285
Bank fees service charges	435	936
Total Operating Expenses	1,301,066	3,000,297

Loss from Operations	(1,301,066)	(3,000,297)

Other Income & (Expense)
Unrealized loss in fair value of SAFE liability	-	(1,683)
Interest income (expense) - net	2,990	2,890

Net Loss before Income Tax	(1,298,076)	(2,999,090)

Income taxes	-	-

Net Loss	$(1,298,076)	$(2,999,090)
Other comprehensive income (loss)	-	-
Comprehensive Loss	$(1,298,076)	$(2,999,090)

Basic and Diluted Weighted Average Shares Outstanding	18,809,858	17,004,909

Basic and Diluted Net Loss per Share	$(0.07)	$(0.18)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DentonX Inc.

Condensed Statements of Changes in Stockholders’ (Deficit) Equity

(Unaudited)

For the nine months ended June 30, 2026

(Comparative not applicable - incorporated September 3, 2025)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Advance Against Issuance of Common and Preferred Shares	Additional Paid-In- Capital	Stock Payable	Subscription Receivable	Accumulated Deficit	Total

As of October 1, 2025	9,789,900	$979	-	$-	$400,000	$-	$-	$(660)	$(232,668)	$167,651
Issuance of common stock for services received	2,599,273	260	-	-	-	180,945	-	-	-	181,205
Proceeds for common stock	-	-	-	-	-	-	-	660	-	660
Common stock issued against advances	6,400,000	640	-	-	(400,000)	399,360	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(719,203)	(719,203)
As of December 31, 2025	18,789,173	1,879	-	-	-	580,305	-	-	(951,871)	(369,687)
Stock payable for services received	-	-	-	-	-	-	11,498	-	-	11,498
Net loss	-	-	-	-	-	-	-	-	(981,811)	(981,811)
As of March 31, 2026	18,789,173	$1,879	-	$-	$-	$580,305	$11,498	$-	$(1,933,682)	$(1,340,000)
Stock payable for services received	-	-	-	-	-	-	17,945	-	-	17,945
Issuance of common stock for services received	18,852	2	-	-	-	23,488	(23,490)	-	-	-
Issuance of common stock for debt conversion	3,232	-	-	-	-	8,081	-	-	-	8,081
Issuance of common stock for SAFE	5,700	1	-	-	-	11,682	-	-	-	11,683
Issuance of common stock for subscription	1,333	-	-	-	-	2,000	-	-	-	2,000
Advance against issuance of common shares	-	-	-	-	265,000	-	-	-	-	265,000
Capital contribution (note receivable)	-	-	-	-	-	155,000	-	-	-	155,000
Net loss	-	-	-	-	-	-	-	-	(1,298,076)	(1,298,076)
Balance as of June 30, 2026	18,818,290	$1,882	-	$-	$265,000	$780,556	$5,953	$-	$(3,231,758)	$(2,178,367)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DentonX Inc.

Condensed Statements Of Cash Flows

(Unaudited)

Nine Months Ended June 30, 2026
Cash Flows from Operating Activities
Net loss	$(2,999,090)
Adjustments of non-cash items to reconcile net loss to net cash used in operating activities:
Issuance of common stock against services	204,695
Stock payable for services received	5,953
Loss on fair value of SAFE liability	1,683
Accrued interest on notes receivable	(3,097)
Interest accrued on short-term borrowing and conversion into equity	81
Net changes in operating assets and liabilities:
Due to related party	2,321,759
Accounts payable	18,990
Other payable	186
Prepaid expense	(124,750)
Net Cash Used in Operating Activities	(573,590)

Net Cash Flow from Financing Activities
Collection of subscription receivable	660
Proceeds from SAFE Agreement	10,000
Proceeds from the short-term borrowing and issuance of shares (Michael & Linh Tran)	10,000
Proceeds from common stock pending issuance	265,000
Net Cash Provided by Financing Activities	285,660

CHANGE IN CASH	(287,930)
CASH AT BEGINNING OF PERIOD	359,981
CASH AT END OF PERIOD	$$72,051

Supplemental Cash Flow Information:
Cash paid for interest	-
Cash paid for income taxes	-

Supplemental Disclosure of Non-Cash Activities
Note receivable	155,000
Issuance of common stock against services	204,695
Increase in stock payable for services received	5,953
Total Non-Cash Transactions	$365,648

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

On May 11, 2026, the Company incorporated DentonX Outstanding Investment Co. (“DentonX OIC”), a wholly owned subsidiary. DentonX OIC has not commenced operations as of June 30, 2026. The Company has entered into contractual arrangements with Outstanding Investment Co., Ltd. (“OIC”); however, the conditions necessary to obtain a controlling financial interest had not been satisfied as of June 30, 2026. Accordingly, management concluded that consolidation of OIC was not appropriate under ASC 810, Consolidation.

On June 5, 2026, Sun Stone Advisory Corporation (“Sun Stone”) was incorporated pursuant to the Strategic Cooperation Agreements entered into on March 26, 2026. The entity contemplated in the Strategic Cooperation Agreements as “DentonX XYZ Corp.” was subsequently incorporated as Sun Stone Advisory Corporation. Under the Strategic Cooperation Agreements, the Company expects to acquire an 80% ownership interest in Sun Stone, with the remaining 20% expected to be owned by BCE Stars Group Inc. (pursuant to the Novation and Assignment Agreement described in Note 5, whereby BCE Stars Group Inc. succeeded to the rights and obligations of Ianleong Tam under the Strategic Cooperation Agreements). As of June 30, 2026, the related share issuances had not been completed and the Company had not obtained a controlling financial interest in Sun Stone. Accordingly, Sun Stone has not been consolidated in the accompanying condensed financial statements. As of June 30, 2026, Sun Stone had not commenced operations and had no material assets, liabilities, revenues, or expenses. Management will reassess the consolidation conclusion upon completion of the share issuances and other relevant transactions in accordance with ASC 810, Consolidation.

Going Concern Consideration

The Company’s unaudited financial statements as of June 30, 2026, have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated losses as of June 30, 2026, totaling $3,231,758. These factors, among other, raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period. The company plans to raise capital through private placement or borrowing arrangements. The Company is a development-stage enterprise and has commenced organizational, business development, fundraising, and platform development activities. The Company has not yet generated revenue from its planned operations and continues to devote substantially all of its efforts toward implementing its business strategy, developing its technology platform, establishing strategic partnerships, and raising capital. The Company has financed its activities through equity financing. Management expects to commence operations in the fourth quarter of 2026.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third-party equity and/or debt financing. Management estimates that a minimum of approximately $350,000 is required to maintain basic operations for at least the next 12 months, and up to approximately $1,300,000 to fully execute its current business plan including product development, marketing, and operational growth initiatives. During the three months ended June 30, 2026, the Company received aggregate investment proceeds of $265,000 as advances for the issuance of the Company’s common shares, consisting of $245,000 received pursuant to the Strategic Agreements described in Note 5 and $20,000 received from other investors. The proceeds have been used primarily to fund payments to related parties, professional service providers (other than related parties), prepaid expenses, and other operating expenditures.

DentonX Inc.

Notes to Financial Statements

(Unaudited)

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

The Company was incorporated on September 3, 2025; accordingly, no comparative period activity existed for the three months, and nine months ended June 30, 2025, so such comparative column or table was not included in Statement of Operations and Comprehensive loss, Statement of Cashflows and Statements of Changes in Stockholders’ (Deficit) Equity.

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. GAAP for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the nine months ended June 30, 2026, are not necessarily indicative of the operating results that may be expected for the year ending September 30, 2026, or any future interim period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Liquidity and Capital Resources Note

As of June 30, 2026, the Company had cash of $72,051 and working capital of $(2,333,367).

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern,” as of June 30, 2026, the Company does believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company does not raise sufficient capital to meet its business objectives, the Company has insufficient funds available to operate its business over the next twelve months.

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

The Federal Deposit Insurance Corporation (“FDIC”) insures deposits up to $250,000 per depositor, per insured bank. As of June 30, 2026, the Company maintained cash and cash equivalents totaling $72,051. The Company’s cash balances did not exceed FDIC insurance limits as of that date.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, prepaid expenses, accounts payable, accrued expenses, and other current liabilities including SAFE Liability. The carrying amounts of these financial instruments approximate their fair values due to their short-term maturity. The Company holds SAFE Liability as a financial

DentonX Inc.

Notes to Financial Statements

(Unaudited)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2026, and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period in accordance with ASC 260, Earning per Share. For the period from April 1, 2026, to June 30, 2026, and period from October 1, 2025, to June 30, 2026, the weighted average number of shares outstanding was 18,809,858 and 17,004,909 ordinary shares, respectively.

Stock -based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation Stock Compensation (“ASC 718”). The Company measures the cost of awards of equity instruments including shares of common stock issued to employees, officers, directors, and non-employees in exchange for goods or services based on the grant-date fair value of the award. The fair value of common stock issued is determined based on observable arm’s-length transactions in the Company’s common stock where available. Compensation expense is recognized on the grant date for awards that are fully vested at the time of issuance (i.e., no requisite service period). Incremental compensation costs arising from subsequent modifications of awards after the grant date are recognized when the

DentonX Inc.

Notes to Financial Statements

(Unaudited)

modification occurs. The Company has not adopted a stock option plan and has not granted any stock options as of June 30, 2026.

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

Cash and bank	$72,051
Prepaid expense	164,750
Interest Receivable on note	3,097
Notes Receivable	155,000
Total Assets	$394,898

	For three months ended June 30, 2026	For nine months ended June 30, 2026

Legal and professional	$1,283,346	$2,856,038
Consulting	17,000	86,738
License fee	-	50,000
Software and subscriptions	285	285
Travel	-	6,300
Bank fees and service charges	435	936
Unrealized loss in fair value of SAFE liability	-	1,683
Interest income (expense) - net	(2,990)	(2,890)
Net loss	$1,298,076	$2,999,090

Segment Reconciliation:

	Three Months	Nine Months

Segment net loss - net loss	$1,298,076	$2,999,090
Segment loss before income taxes	$1,298,076	$2,999,090

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

DentonX Inc.

Notes to Financial Statements

(Unaudited)

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

NOTE 3 - PREPAID EXPENSES

Consulting Agreements

The Company entered into a Corporate Development and Financial Consulting Agreement with RP Fairbanks Global Partners II LLC on September 23, 2025, a Strategic Business Consulting Agreement with RP Far Sun Global Group LLC on September 27, 2025, and a Consulting Agreement with Soho Capital Solutions Inc. on October 3, 2025, to provide corporate development, strategic business consulting, SEC reporting, accounting, financial reporting, and other advisory services. Under these agreements, the Company paid retainers in advance to secure the consultants’ availability and future professional services. The Company has recorded these retainers as prepaid expenses as of June 30, 2026. In accordance with the Company’s accounting policy, the prepaid retainers will remain recorded as prepaid expenses until the related consulting engagements are completed, terminated, or otherwise settled under the respective agreements, at which time the prepaid balances will be applied or otherwise accounted for in accordance with the terms of the applicable agreements. The Fairbanks agreement provides for an $80,000 retainer payable in two installments, while the Far Sun agreement similarly provides for an $80,000 retainer payable in installments. As of June 30, 2026, the Company had paid $40,000 under the RP Fairbanks agreement and $75,000 under the RP Far Sun Global agreement. In addition, the Company paid an initial retainer of $8,500 to Soho Capital Solutions Inc. for accounting and financial consulting services.

Advisory Agreement

On May 29, 2026, the Company entered into an Advisory Agreement with Kadenwood Group Advisory Corporation to provide strategic advisory, investor relations, capital markets advisory and placement agent services in connection with the Company’s capital-raising activities.

Under the agreement, the Company agreed to pay a fixed retainer of $55,000, payable in installments upon achievement of specified contractual milestones. During the three months ended June 30, 2026, the Company paid the first two installments totaling $41,250, which have been recorded as prepaid expenses as of June 30, 2026, as the related services had not been fully rendered. The remaining contractual installment of $13,750 becomes payable upon achievement of the final contractual milestone.

NOTE 4 - LONG TERM NOTES RECEIVABLE - SECURED

On May 1, 2026, the Company entered into an Assignment and Contribution Agreement with 8UK6 Inc., pursuant to which 8UK6 Inc. assigned, transferred and contributed to the Company all of its rights, title and interest in a promissory note and the related deed of trust securing such note as a capital contribution. Under the agreement, the loan was assigned a value of $155,000, and the Company recognized a corresponding increase in additional paid-in capital.

The contributed loan consists of a promissory note dated April 13, 2026, executed by Nanjie Huang and Le Kuai in the original principal amount of $155,000. The note is secured by a first deed of trust on residential real property located at 5827 Killarney Circle, San Jose, California, together with the related deed of trust and all rights thereunder assigned to the Company on May 1, 2026.

DentonX Inc.

Notes to Financial Statements

(Unaudited)

The promissory note bears interest at an introductory annual rate of 11.99% through April 30, 2027, after which the contractual interest rate increases to 12.75% through the maturity date of April 13, 2028. The borrower is required to make monthly interest-only payments, with the outstanding principal balance due upon maturity date of April 13, 2028.

For the three months ended June 30, 2026, the Company recognized interest income of $3,097 related to the loan receivable, representing contractual interest earned during May and June 2026. Such interest income is included in Interest Income in the accompanying condensed statements of operations.

As of June 30, 2026, the outstanding principal balance of the loan receivable was $155,000, excluding accrued interest receivable. Management evaluated the loan receivable for expected credit losses in accordance with ASC 326, Financial Instruments, Credit Losses, and concluded that no material allowance for credit losses was required as of June 30, 2026.

NOTE 5 - STRATEGIC COOPERATION AGREEMENTS

On March 26, 2026, the Company entered into a Strategic Cooperation Agreement, an Investment Rights Agreement, and a Share Grant Agreement (collectively, the “Strategic Agreements”) with Ianleong Tam. Under the Strategic Agreements, Mr. Tam agreed to make a strategic investment of up to $400,000 in the Company. The Strategic Agreements also provided for the establishment of DentonX XYZ Corp (Sun Stone Advisory Corporation) as a management and services platform, with the Company expected to hold an 80% ownership interest and Mr. Tam a 20% ownership interest, together with the grant of certain governance and participation rights. In addition, Mr. Tam was entitled to receive up to 6,000 shares of the Company’s Series B Preferred Stock on a pro rata basis corresponding to the amount invested. As of June 30, 2026, the Company had received aggregate investment proceeds of $245,000 under the Investment Rights Agreement. The remaining $155,000 investment commitment had not been funded as of June 30, 2026.

Subsequently, the Company, Ianleong Tam and BCE Stars Group Inc. entered into a Novation and Assignment Agreement, pursuant to which BCE Stars Group Inc. succeeded to all rights and obligations of Ianleong Tam under the Strategic Agreements. Accordingly, BCE Stars Group Inc. became entitled to investment, ownership, governance and other rights, and assumed the related obligations under the Strategic Agreements.

The Novation and Assignment Agreement amended the equity provisions of the Strategic Agreements. Under the original Strategic Agreements, the strategic investment of up to $400,000 and the issuance of up to 6,000 shares of Series B Preferred Stock were linked, with the preferred shares issuable on a pro rata basis corresponding to the amount invested. Under the amended terms, the investment commitment entitles BCE Stars Group Inc. only to the Common Shares issuable under the Investment Rights Agreement based on the amount of capital invested.

The right to receive up to 6,000 shares of Series B Preferred Stock was amended to provide that no Series B Preferred Shares shall vest unless the Company has received the full $400,000 investment commitment under the Investment Rights Agreement. Thereafter, up to 6,000 Series B Preferred Shares may vest during the three-year period following the Effective Date based on the achievement of Qualified Transactions having an aggregate Qualified Transaction Value of up to $300 million, subject to Board certification, as provided in the Novation and Assignment Agreement. Except as expressly amended, all other terms of the Strategic Agreements remain unchanged.

NOTE 6 - SHAREHOLDERS DEFICIT

Common and Preferred Stock

Authorized: 800,000,000 shares of voting common stock with a par value of $0.0001, 200,000,000 shares of preferred stock with a par value of $0.0001. As of June 30, 2026, the Company had 18,818,290 shares of common stock issued and outstanding. No preferred stock is issued as of June 30, 2026.

Advance against Issuance of Common Stock

During the nine months ended June 30, 2026, the Company received subscription proceeds of $20,000 for the future issuance of 6,667 shares of common stock at a subscription price of $3.00 per share. As of June 30, 2026, the related

DentonX Inc.

Notes to Financial Statements

(Unaudited)

shares had not been issued, and accordingly, the proceeds were recorded as Advances Against Issuance of Common Stock within stockholders’ equity. Subsequent to June 30, 2026, the Company issued 1,667 shares to Angela Yau, 1,667 shares to Edison Yau, and 3,333 shares to Grace Hsu, each at a subscription price of $3.00 per share, in settlement of these subscription in advances.

During the nine months ended June 30, 2026, the Company received aggregate proceeds of $245,000 pursuant to the Investment Rights Agreement described in Note 5 - Strategic Cooperation Agreements. As of June 30, 2026, the related Common Shares had not been issued; accordingly, the proceeds have been recorded as Advance against issuance of Common Stock within stockholders’ equity. The remaining investment commitment of $155,000 had not been funded as of June 30, 2026.

Stock Payable for Services Received

On April 1, 2026, the Company had stock payable balance outstanding at $11,498 payable to Soho Capital Solutions as stock-based compensation for the services received.

During the three months ended June 30, 2026, the Company accrued $17,945 as stock payable for the services received during the period and issued $23,490 worth of shares of common stock as stock-based compensation expense for the period. The Company had a closing balance of $5,953 stock payable for services received as of June 30, 2026.

Sale of Common Stock and Subscriptions

On September 8, 2025, the Company issued 6,600,000 shares of the Company’s common stock to investor Alphega Global Partners Inc. for an aggregate purchase price of $660. The Company booked these transactions as subscription receivable as of September 30, 2025. The Company received proceeds of $100 from investor Alphega Global Partners Inc. on November 28, 2025, and $560 on December 9, 2025. As of June 30, 2026, no subscription receivable remained outstanding.

On November 30, 2025, the Company issued an aggregate of 6,400,000 shares of common stock at a price of $0.0625 per share, including 6,080,000 shares to OutstandingX LLC and 320,000 shares to John Tam, in settlement of amount $400,000 that was previously received and recorded as advances against the issuance of common stock.

On April 1, 2026, the Company received an aggregate investment of $10,000 from Michael and Linh Tran. On May 1, 2026, the Company issued 1,333 shares of common stock at $1.50 per share for consideration of $2,000, which was recognized as equity. The remaining $8,000 of the investment was initially recorded as debt and was subsequently converted into common stock on June 1, 2026, upon receipt of a conversion notice on date May 16, 2026, from Michael and Linh Tran in accordance with the terms of the investment agreement.

Common Stock issued for services received

During the three months ended June 30, 2026, the Company issued an aggregate of 18,852 shares of its common stock to Soho Capital Solutions as stock-based compensation for services rendered. The shares were fully vested upon issuance, and the Company recognized stock-based compensation expense of $23,490 based on the grant-date fair value of the shares issued.

•On April 1, 2026, the Company issued 9,900 shares of common stock with an aggregate grant-date fair value of $7,920, or $0.80 per share.

•On May 1, 2026, the Company issued 6,810 shares of common stock with an aggregate grant-date fair value of $10,215, or $1.50 per share.

•On June 1, 2026, the Company issued 2,142 shares of common stock with an aggregate grant-date fair value of $5,355, or $2.50 per share.

The Company was incorporated on September 3, 2025; accordingly, there was no activity in the comparative period ended June 30, 2025.

During the nine months ended June 30, 2026, the Company recognized stock-based compensation expense of $204,695 related to common stock issued for professional services, which is included in legal and professional services

DentonX Inc.

Notes to Financial Statements

(Unaudited)

in the accompanying condensed financial statements. During the three months ended June 30, 2026, the Company issued 18,852 common shares in exchange for professional services and recognized stock-based compensation expense of $23,490.

Conversion of instruments to Common Stock

I.Common Stock Issued upon Conversion of SAFE

During the three months ended June 30, 2026, the Company issued an aggregate of 5,700 shares of its common stock upon the conversion of a Simple Agreement for Future Equity (“SAFE”) with Grace Hsu.

On April 1, 2026, the Company approved the conversion of approximately 20% of the outstanding SAFE and issued 2,500 shares of common stock to Grace Hsu at a conversion price of $0.80 per share, representing an aggregate conversion amount of $2,000.

On May 16, 2026, Grace Hsu delivered a notice requesting the conversion of the remaining outstanding SAFE into common stock. Upon approval by the Board of Directors, the Company issued an additional 3,200 shares of common stock on June 1, 2026, at a conversion price of $2.50 per share, representing an aggregate conversion amount of $8,000.

The Company’s common stock has a par value of $0.0001 per share. Upon conversion, the carrying amount of the SAFE liability was reclassified to common stock and additional paid-in capital in accordance with the Company’s accounting policy. Following these transactions, no SAFE instruments remained outstanding as of June 30, 2026. See Note-7 - Simple Agreement for Future Equity (SAFE) for additional information regarding the terms and accounting for the SAFE.

II.Common Stock Issued upon Conversion of Debt

On May 16, 2026, Michael and Linh Tran delivered a conversion notice to the Company electing to convert the outstanding balance of their promissory note into shares of the Company’s common stock. The amount converted totaled $8,080.88, consisting of $8,000 of outstanding principal and $80.88 of accrued interest. The $8,000 principal represented the debt portion of the $10,000 investment received by the Company on April 1, 2026. Upon approval by the Board of Directors on June 1, 2026, the Company issued 3,232 shares of common stock to Michael and Linh Tran at a conversion price of $2.50 per share, in full settlement of the outstanding promissory note balance of $8,081. The Company’s common stock has a par value of $0.0001 per share.

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

DentonX Inc.

Notes to Financial Statements

(Unaudited)

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

*In December 2025, the Company acquired a business license from LocusX in exchange for the issuance of 500,000 shares of the Company’s common stock. The shares were valued at their estimated fair value of $50,000 at the time of issuance. The license fee of $0 and $50,000 was recognized in full as license fee expense in the condensed statement of operations and comprehensive loss for the three months ended and nine months ended June 30, 2026, respectively.

The license fee was fully expensed upon acquisition in December 2025. No license fee expense related to this transaction was incurred during the three months ended June 30, 2026, because it is not recognized as prepayment or intangible, that’s why there is no remaining balance as of June 30, 2026.

NOTE 7 - SIMPLE AGREEMENT FOR FUTURE FINANCING (SAFE)

On December 3, 2025, the Company entered into a Simple Agreement for Future Equity (“SAFE”) with Grace Hsu (the “Investor”). Pursuant to the agreement, the Investor agreed to invest $10,000 in the Company in exchange for the right to receive equity securities upon the occurrence of a future qualified financing event, subject to the terms and conditions of the SAFE agreement.

The Company received the investment proceeds of $10,000 on January 22, 2026. The SAFE does not bear interest and has no maturity date. Under the terms of the agreement, the SAFE is expected to convert into equity securities at a conversion price equal to 80% of the price paid by investors in a future qualified financing, or at the valuation cap, if applicable.

DentonX Inc.

Notes to Financial Statements

(Unaudited)

The Company evaluated the SAFE under the guidance of ASC 815-40 and concluded that the instrument did not qualify for equity classification because the settlement amount was variable and did not meet the criteria for equity classification. Accordingly, the SAFE was classified as a derivative liability and initially recognized at fair value. The liability was subsequently remeasured to fair value at each reporting date, with changes in fair value recognized in the condensed statements of operations until the instrument was settled.

During the three months ended June 30, 2026, the Company completed the conversion of the outstanding SAFE into shares of its common stock.

On April 1, 2026, pursuant to the Investor’s voluntary election under the terms of the SAFE agreement, Grace Hsu elected to convert approximately 20% of the outstanding SAFE into common stock. Upon approval by the Board of Directors, the Company issued 2,500 shares of common stock at a conversion price of $0.80 per share, representing a contractual conversion amount of $2,000. The carrying amount of the portion of the SAFE liability converted was $2,337, including $337 of cumulative fair value adjustments previously recognized in the condensed statements of operations. Upon conversion, the carrying amount of the SAFE liability was reclassified to common stock and additional paid-in capital, and no additional gain or loss was recognized upon conversion.

On May 16, 2026, Grace Hsu delivered a conversion notice requesting the conversion of the remaining outstanding SAFE into common stock. On June 1, 2026, the Board of Directors approved the conversion and the Company issued 3,200 shares of common stock at a conversion price of $2.50 per share, representing a contractual conversion amount of $8,000. The carrying amount of the remaining SAFE liability immediately prior to conversion was $9,346, including $1,346 of cumulative fair value adjustments previously recognized in the condensed statements of operations. Upon conversion, the carrying amount of the liability was reclassified to common stock and additional paid-in capital, and no additional gain or loss was recognized upon conversion.

Roll forward Table:

Amount
Opening balance September 30, 2025	$-
SAFE Instrument issued during the period	10,000
Change in fair value	1,683
Conversion to Equity	(11,683)
Closing balance June 30, 2026	$-

NOTE 8 - RELATED PARTY TRANSACTIONS

The related parties had transactions for the three months ended June 30, 2026, consisting of the following:

Name of the related parties	Nature of relationship
Fairbanks Global Partners II LLC	Shareholder
Irene Ying Ying Chung	Shareholder
Alphega Global Partners Corp	Shareholder
Lionel Pinuer E.	Shareholder, CEO and CFO
Luis Carlos Ung	Shareholder, Director, President and Secretary
Far Sun Global Group	Shareholder

	June 30, 2026	September 30, 2025
Accrued Services
Irene Ying Ying Chung	$1,929	$6,879
Fairbanks Global Partners II LLC	1,134,155	184,606
Far Sun Global Group	429,760	-
Lionel Pinuer E.	17,000	-
Alphega Global Partners Corp	971,200	40,800
Total Due to related party	$2,554,044	$232,285

DentonX Inc.

Notes to Financial Statements

(Unaudited)

As of June 30, 2026, balances due to related parties only represent amounts payable for consulting and professional services provided by the shareholders, not loans or advances as no loans and advances have been received from related parties.

During the nine months ended June 30, 2026, the Company incurred $2,686,909 in consulting and professional services fees with related parties, which are included in consulting and legal and professional services expense in the accompanying condensed statement of operations. During the period, the Company made cash payments of $365,150 to related parties, which were applied against amounts due. Accordingly, the balance due to related parties increased from $232,285 as of September 30, 2025, to $2,554,044 as of June 30, 2026.

During the three months ended June 30, 2026, the Company incurred $1,186,250 in consulting and professional service fees with related parties, which are included in consulting and legal and professional services expense in the accompanying condensed statement of operations. During the period, the Company made cash payments of $79,600 to related parties, which were applied against amounts due. As a result, the balance due to related parties increased by $1,146,650 during the quarter.

NOTE 9 - INCOME TAXES

As of June 30, 2026, the Company had estimated net operating loss carryforwards, on a book basis, of approximately $3,231,758, which may be available to reduce future federal taxable income, subject to applicable limitations under the Internal Revenue Code, including limitations resulting from changes in ownership. Future tax benefits that may arise from these net operating loss carryforwards have not been recognized in the accompanying condensed financial statements because management has determined that it is more likely than not that the related deferred tax assets will not be realized. Accordingly, the Company has recorded a full valuation allowance against the deferred tax assets related to the net operating loss carryforwards.

The following table presents the current income tax provision for federal and state income taxes for the period ended June 30, 2026.

Nine months ended June 30, 2026
Current Tax Provision:
Federal	$-
State	$-
Total provision for income taxes	$-

Reconciliation of the U.S. federal statutory rate to the actual tax rate for the period ended June 30, 2026:

Nine months ended June 30, 2026
US federal statutory income tax rate	21%
State income tax, net of federal benefit	0%
Permanent differences	0%
Increase in valuation reserve	-21%
Total provision for income taxes	0%

The components of our deferred tax assets as of June 30, 2026 consist of the following:

Nine months ended June 30, 2026
Net operating loss carry forwards	$678,669
Less: valuation allowance	$(678,669)
Net deferred tax assets	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences will become

DentonX Inc.

Notes to Financial Statements

(Unaudited)

deductible. The Company has recorded a full valuation allowance against its net deferred tax assets because management has determined that it is more likely than not that these assets will not be realized.

NOTE 10 - CONTINGENCIES AND COMMITMENTS

Strategic Investment Commitment:

As of June 30, 2026, the Company remained subject to certain contractual commitments under the Strategic Cooperation Agreement, Investment Rights Agreement and Share Grant Agreement (collectively, the “Strategic Agreements”) entered into on March 26, 2026, as subsequently amended by the Novation and Assignment Agreement. Under the Investment Rights Agreement, the investor committed to make strategic investments of up to $400,000 in the Company. As of June 30, 2026, the Company had received aggregate investment proceeds of $245,000. The remaining investment commitment of $155,000, if funded, remains subject to the terms and conditions of the Strategic Agreements.

Contingent Issuance of Series B Preferred Stock:

Pursuant to the Novation and Assignment Agreement, the potential issuance of up to 6,000 shares of the Company’s Series B Preferred Stock is contingent upon the satisfaction of the conditions specified in the Novation and Assignment Agreement, including the receipt of the full investment commitment under the Investment Rights Agreement and the achievement of the applicable performance milestones. As of June 30, 2026, no Series B Preferred Stock had been issued.

NOTE 11 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date and through August 12, 2026, the date these financial statements were issued. The Company has reviewed subsequent events occurring after the balance sheet date and has determined that these events necessitate adjustments to or disclosure in the accompanying financial statements.

On July 1, 2026, the Company issued an aggregate of 8,587 shares of its common stock, par value $0.0001 per share, at an issuance price of $3.00 per share, as follows:

•1,667 shares were issued to Angela Yau pursuant to a subscription agreement. The related subscription proceeds of $5,000 had been received by the Company on May 29, 2026, and were previously recorded as subscription proceeds received in advance.

•1,667 shares were issued to Edison Yau pursuant to a subscription agreement. The related subscription proceeds of $5,000 had been received by the Company on May 29, 2026, and were previously recorded as subscription proceeds received in advance.

•3,333 shares were issued to Grace Hsu pursuant to a subscription agreement. The related subscription proceeds of $10,000 had been received by the Company on May 29, 2026, and were previously recorded as subscription proceeds received in advance.

•1,920 shares were issued to Soho Capital Solutions as stock-based compensation at an issuance price of $3.00 per share. The fair value of the shares issued was applied against the outstanding stock payable balance due to Soho Capital Solutions.

On July 7, 2026, and July 24, 2026, the Company made a cash payment of $13,400 and $18,795 respectively to Soho Capital Solutions, which was applied against the outstanding payable balance.

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

These statements are only predictions and involve known and unknown risks, uncertainties, and other factors, including those discussed under “Risk Factors.” The following factors, among others, could cause our actual results and performance to differ materially from the results and performance projected in, or implied by, the forward-looking statements:

•the success of our existing and new technologies;

•our ability to successfully develop and expand our operations;

•changes in economic conditions, including continuing effects from the recent recession;

•damage to our reputation or lack of acceptance of our brands;

•economic and other trends and developments, including adverse weather conditions, in those local or regional areas in which our operations are concentrated;

•increases in our labor costs, including as a result of changes in government regulation;

•labor shortages or increased labor costs;

•increasing competition in the industry in general;

•potential fluctuations in our quarterly operating results due to new products and other factors;

•the effect on existing products of focusing on other products in the same markets;

•our management team;

•strain on our infrastructure and resources caused by our growth, if any;

•the impact of federal, state, or local government regulations relating to the industry;

•the impact of litigation;

•statements regarding our goals, intentions, plans, and expectations, including the introduction of new products and markets and locations we intend to target in the future;

•statements regarding the anticipated timing and impact of our pending acquisitions;

•statement regarding our expectation with respect to the potential issuance of stock or shares in connection with our acquisitions, if any, or in connection with providing services to client companies.; and

•statement with respect to having adequate liquidity.

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

The Company accounts for stock-based compensation under ASC 718 and measures equity awards based on their grant-date fair value. Compensation expense is recognized immediately for fully vested awards, while any incremental costs resulting from award modifications are recognized when incurred. As of June 30, 2026, the Company had not adopted a stock option plan and had not granted any stock options.

On March 26, 2026, the Company entered into a Strategic Investment Agreement with Mr. Ianleong Tam. During the quarter ended June 30, 2026, the Company received aggregate investment proceeds of $245,000 under the agreement during April and May 2026. While these proceeds improved the Company’s liquidity, the Company will require additional financing to support its ongoing operations and execute its business plan.

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

Strategic agreement

On March 26, 2026, the Company entered into a Strategic Cooperation Agreement, an Investment Rights Agreement, and a Share Grant Agreement (collectively, the “Strategic Agreements”) with Ianleong Tam. Under the Strategic Agreements, Mr. Tam agreed to make a strategic investment of up to $400,000 in the Company. The Strategic Agreements also provided for the establishment of DentonX XYZ Corp. as a management and services platform, with the Company expected to hold an 80% ownership interest and Mr. Tam a 20% ownership interest, together with the grant of certain governance and participation rights. In addition, Mr. Tam was entitled to receive up to 6,000 shares of the Company’s Series B Preferred Stock on a pro rata basis corresponding to the amount invested. As of June 30, 2026, the Company had received aggregate investment proceeds of $245,000 under the Investment Rights Agreement. The remaining $155,000 investment commitment had not been funded as of June 30, 2026.

Subsequently, the Company, Ianleong Tam and BCE Stars Group Inc. entered into a Novation and Assignment Agreement, pursuant to which BCE Stars Group Inc. succeeded to all rights and obligations of Ianleong Tam under the Strategic Agreements. Accordingly, BCE Stars Group Inc. became entitled to investment, ownership, governance and other rights, and assumed the related obligations under the Strategic Agreements.

The Novation and Assignment Agreement amended the equity provisions of the Strategic Agreements. Under the original Strategic Agreements, the strategic investment of up to $400,000 and the issuance of up to 6,000 shares of Series B Preferred Stock were linked, with the preferred shares issuable on a pro-rate basis corresponding to the amount invested. Under the amended terms, the investment commitment entitles BCE Stars Group Inc. only to the Common Shares issuable under the Investment Rights Agreement based on the amount of capital invested. The right to receive up to 6,000 shares of Series B Preferred Stock was amended to a separate contingent performance earn-out, subject to the investment and performance conditions set forth in the Novation and Assignment Agreement. Except as expressly amended, all other terms of the Strategic Agreements remain unchanged

Pursuant to the Strategic Cooperation Agreements, the Company expects to acquire an 80% ownership interest in Sun Stone Advisory Corporation, with the remaining 20% expected to be owned by BCE Stars Group Inc. pursuant to the Novation and Assignment Agreement. As of June 30, 2026, the related share issuances had not been completed, and the Company had not obtained a controlling financial interest in Sun Stone Advisory Corporation.

Results of Operations

Three and Nine Months Ended June 30, 2026 (Unaudited)

During the period ended June 30, 2026, the Company continued to focus on advancing its development-stage operations and executing key components of its business strategy. Operating activities during this period included continued business planning, coordination of technology development efforts, partner and affiliate structuring, and fundraising activities.

During the three months ended June 30, 2026, the Company issued an aggregate of 18,852 shares of its common stock in exchange for services and recognized stock-based compensation expense of $23,490 ($181,205 stock-based compensation expense was incurred in prior period).

Total operating expenses for the three and nine months ended June 30, 2026, amounted to approximately $1,301,066 and $3,000,297, respectively, consisting primarily of “Legal and Professional Services”.

During the three months ended June 30, 2026, the Company issued an aggregate of 18,852 shares of its common stock in exchange for services and recognized stock-based compensation expense of $23,490.

During the nine months ended June 30, 2026, “Legal and professional services” includes $204,695 stock-based compensation expense. The Company was incorporated on September 3, 2025, and had no operating activity during the three and nine months ended June 30, 2025. Accordingly, no stock-based compensation expense was recognized during the corresponding prior-year periods.

In “Consulting” and “Legal and professional services” for the three months ended June 30, 2026, the expenses primarily belong to related-party transactions amounting to $17,000 and $1,169,250 respectively.

Interest expense of $112 and $273 for the three and nine months ended June 30, 2026, respectively relates to interest charged on overdue invoices against ‘Legal and professional services.’ This expense was incurred entirely during the nine months ended June 30, 2026, with no interest expense incurred during the three months ended December 31, 2025. This interest expense was netted against interest income of $3,102 for the three months ended and $3,163 for the nine months ended June 30, 2026, in the Statement of Operations and Comprehensive Loss, resulting in Interest Income(expense)-net of $2,990 and $2,890 for the three and nine months ended June 30, 2026, respectively.

In December 2025, the license fee was recognized in full as license fee expense in the Condensed Statement of Operations and Comprehensive Loss for the period of nine months ended June 30, 2026. The license fee was fully expensed upon acquisition.

The Company acquired a business license from LocusX in exchange for the issuance of 500,000 shares of the Company’s common stock. The shares were valued at their estimated fair value of $50,000 at the time of issuance. No license fee expense related to this transaction was incurred during the three months ended June 30, 2026, because it is not recognized as prepayment or intangible, that’s why there is no remaining balance as of June 30, 2026.

The Company did not generate any revenue during the period ended June 30, 2026, and incurred a net loss of approximately $1,298,076 and $2,999,090 respectively, for the three- and nine-months period ended June 30, 2026, respectively. These losses were expected as the Company remains in the development stage and continues to invest in platform development, operational infrastructure, and public company readiness.

Liquidity and Capital Resources

The Company is an early-stage business with limited operating history and has not yet generated material revenues. To date, the Company’s operations have been funded primarily through founder contributions, related-party advances, and equity financing.

On March 26, 2026, the Company entered into a Strategic Cooperation Agreement, together with related Investment Rights Agreement and Share Grant Agreement (collectively, the “Strategic Agreements”), with Ianleong Tam. Subsequently, the Company, Ianleong Tam and BCE Stars Group Inc. entered into a Novation and Assignment Agreement, pursuant to which BCE Stars Group Inc. succeeded to all rights and obligations under the Strategic Agreements. During the nine months ended June 30, 2026, the Company received aggregate investment proceeds of $245,000 under the Investment Rights Agreement. As of June 30, 2026, the remaining investment commitment of $155,000 had not been funded, and the timing of any additional funding remains subject to the terms and conditions of the Strategic Agreements. Additional information regarding the Strategic Cooperation Agreements is included in Note -5 to the accompanying condensed financial statements.

On June 5, 2026, Sun Stone Advisory Corporation (formerly referred to in the Strategic Cooperation Agreements as “DentonX XYZ Corp.”) was incorporated. As of June 30, 2026, the Company had not completed the related share issuances and had not obtained a controlling financial interest in Sun Stone Advisory Corporation. Accordingly, the entity has not been consolidated in the accompanying condensed financial statements and had not commenced operations as of June 30, 2026.

Management believes that the capital raised under the Strategic Cooperation Agreements, together with additional financing as needed, will support the Company’s planned operations and strategic growth initiatives. However, the Company will require additional capital to fund its operations and execute its long-term business plan.

Current Liquidity Position

As of June 30, 2026, the Company had $72,051 in cash and a working capital deficit of $(2,333,367). We have incurred recurring losses since inception and have an accumulated deficit of $3,231,758. Our independent auditor has included a going concern qualification in its report, reflecting substantial doubt about our ability to continue as a going concern without additional financing.

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

Ability to Fund Operations

During the nine months ended June 30, 2026, the Company received aggregate investment proceeds of $245,000 pursuant to the Investment Rights Agreement originally entered into with Ianleong Tam on March 26, 2026 and subsequently amended by the Novation and Assignment Agreement, pursuant to which BCE Stars Group Inc. became the counterparty to the Strategic Cooperation Agreements. As of June 30, 2026, the proceeds had been recorded as Advances Against Issuance of Common Stock pending the issuance of the related Common Shares in accordance with the terms of the Investment Rights Agreement. The remaining investment commitment of $155,000 had not been funded as of June 30, 2026, and the timing of any additional funding remains subject to the terms and conditions of the Strategic Cooperation Agreements.

While these proceeds have strengthened the Company’s short-term liquidity position, management believes that additional financing will be required to fund future operations, execute its business strategy, and support long-term growth. The Company continues to evaluate various financing alternatives, including equity financings, strategic investments, and other sources of capital. There can be no assurance that additional financing will be available on acceptable terms, or at all.

Capital Raising Plans

We intend to raise additional capital through:

•Private placements of equity or convertible securities

•Strategic partnerships or joint ventures

The Company received aggregate strategic investment proceeds of $245,000 pursuant to the Investment Rights Agreement originally entered into with Ianleong Tam on March 26, 2026, and subsequently amended by the Novation and Assignment Agreement, pursuant to which BCE Stars Group Inc. became the counterparty to the Strategic Cooperation Agreements. The investment was funded in multiple tranches during April and May 2026.

As of June 30, 2026, the remaining investment commitment of $155,000 had not been funded, and the timing of any additional funding remains subject to the terms and conditions of the Strategic Cooperation Agreements.

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

As of June 30, 2026, the Company’s primary sources of liquidity consisted of cash on hand, proceeds from private placements of common stock, and strategic investment proceeds received under the Strategic Cooperation Agreements. During the three months ended June 30, 2026, the Company received aggregate investment proceeds of $245,000 pursuant to the Investment Rights Agreement, which forms part of the Strategic Cooperation Agreements originally entered into with Ianleong Tam on March 26, 2026, and subsequently amended by the Novation and Assignment Agreement, pursuant to which BCE Stars Group Inc. succeeded to all rights and obligations under the

Strategic Cooperation Agreements. As of June 30, 2026, the proceeds had been recorded as Advances Against Issuance of Common Stock pending the issuance of the related Common Shares in accordance with the terms of the Investment Rights Agreement. The remaining investment commitment of $155,000 had not been funded as of June 30, 2026, and the timing of any additional funding remains subject to the terms and conditions of the Strategic Cooperation Agreements.

Management believes that the Company’s existing cash resources of approximately $72,051, together with the strategic investment proceeds received, have improved the Company’s short-term liquidity position. However, as a development-stage company with no material revenue, the Company will require additional capital to fund future operations and execute its business plan.

The Company’s ability to continue its operations is dependent upon its ability to obtain additional financing through equity offerings, debt financings, strategic investments, or other sources of capital. There can be no assurance that such financing will be available on acceptable terms, or at all. If the Company is unable to obtain additional financing when needed, it may be required to reduce, delay, or curtail its planned operations, which could have a material adverse effect on its business, financial condition, results of operations, and ability to continue as a going concern.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Lionel Pinuer, our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Securities

The following sets forth information regarding securities of the Company that were sold or that the Company agreed to issue during the three months ended June 30, 2026, in transactions that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and that were not previously reported in a Current Report on Form 8-K.

During the three months ended June 30, 2026, the Company received aggregate investment proceeds of $245,000 pursuant to the Investment Rights Agreement entered into as part of the Strategic Cooperation Agreements, as amended by the Novation and Assignment Agreement. As of June 30, 2026, no Common Shares or Series B Preferred Stock had been issued with respect to such proceeds. The proceeds have been recorded as Advances Against Issuance of Common Stock pending the issuance of the related Common Shares in accordance with the terms of the Investment Rights Agreement.

In Addition, Company also received aggregate subscription proceeds of $20,000 from three accredited investors for the future issuance of 6,667 shares of common stock at a subscription price of $3.00 per share. As of June 30, 2026, the related shares had not been issued, and the proceeds were recorded as Advances Against Issuance of Common Stock within stockholders’ equity. Subsequent to June 30, 2026, the Company issued 1,667 shares of common stock to Angela Yau, 1,667 shares of common stock to Edison Yau, and 3,333 shares of common stock to Grace Hsu in settlement of these subscription advances.

No underwriters were involved in any of the foregoing transactions, and no underwriting discounts or commissions were paid. The securities described above were offered and sold, or agreed to be issued, without registration under the Securities Act in reliance on the exemption provided by Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder, as transactions by an issuer not involving any public offering. Each investor represented that it was acquiring the securities for its own account, for investment purposes and not with a view to, or for resale in connection with, any distribution thereof, and represented that it was an accredited investor. The transactions were privately negotiated and did not involve any general solicitation or general advertising, and the securities issued or issuable are, or will be, “restricted securities” subject to applicable resale restrictions and bear, or will bear, appropriate restrictive legends.

(b) Use of Proceeds

Not applicable. The Company did not complete any offering of securities registered under the Securities Act during the three months ended June 30, 2026.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None. Neither the Company nor any affiliated purchaser purchased any shares of the Company’s equity securities during the three months ended June 30, 2026.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined by Item 408(c) of Regulation S-K). However, certain of our directors and officers may adopt 10b5-1 plans or non-Rule 10b5-1 trading arrangements in the future.

Item 6. Exhibits.

The following exhibits are included as part of this report:

Exhibit No.	Description	Schedule/Form	Filing Date

3.1	Amended and Restated Articles of Incorporation	Form S-1	March 20, 2026
3.2	Amended and Restated By-laws	Form S-1/A	April 23, 2026
5.1	Opinion of Fleming PLLC	Form S-1	March 20, 2026
10.1	Consulting Agreement between DentonX Inc and Lionel Pinuer dated September 10, 2025	Form S-1	March 20, 2026
10.2	Consulting Agreement between DentonX Inc and Luis Carlos Ung September 3, 2025	Form S-1	March 20, 2026
10.3	Amended and Restated Consulting Agreement between DentonX Inc and Fairbanks Global Partners II LLC dated September 23, 2025	Form S-1	March 20, 2026
10.4	Technical Consulting Agreement between DentonX Inc and LocusX Technologies Inc. dated September 25, 2025	Form S-1	March 20, 2026
10.5	Non-Exclusive Licensing Agreement between DentonX Inc and LocusX Technologies Inc. dated September 25, 2025	Form S-1	March 20, 2026
10.6	Exclusive Management Cooperation Agreement between DentonX Outstanding Investment Co. and Outstanding Investment Co., Inc. dated November 11, 2025	Form S-1	March 20, 2026
10.7	Lease Agreement between DentonX Outstanding Investment Co. and Outstanding Investment Co., Inc. dated November 11, 2025	Form S-1	March 20, 2026
10.8	Equity and Vesting Agreement between DentonX Outstanding Investment Co. and Outstanding Investment Co., Inc. dated November 11, 2025	Form S-1	March 20, 2026
10.9	DentonX Share Grant Agreement between DentonX Inc. and Outstanding Investment Co., Inc. dated November 11, 2025	Form S-1	March 20, 2026

Exhibit No.	Description	Schedule/Form	Filing Date

10.10	Investment Rights Agreement between DentonX Inc. and Outstanding Investment Co., Inc. dated November 11, 2025	Form S-1	March 20, 2026
10.11	Shareholders Agreement between DentonX Inc., DentonX Outstanding Investment Co. and Outstanding Investment Co., Inc. dated November 11, 2025	Form S-1	March 20, 2026
10.12	Master Services Agreement dated November 26, 2025 between DentonX Inc. and Alphega Global Partners Corp.	Form S-1	March 20, 2026
10.13	Strategic Business Consulting Agreement dated September 27, 2025 between DentonX Inc. and Far Sun Global Group LLC	Form S-1	March 20, 2026
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 12, 2026	By: /s/ Lionel Pinuer
Name: Lionel Pinuer Title: Chief Executive Officer and Chief Financial Officer

Signature	Title	Date

/s/ Lionel Pinuer Name: Lionel Pinuer	Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)	August 12, 2026

/s/ Luis Carlos Ung Name: Luis Carlos Ung	Director, President and Secretary	August 12, 2026